Form 10-K
period 1993-12-31
ORIOLE HOMES CORP
filed 1994-03-02
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-K

 Annual Report pursuant to Section 13 of The Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 1993

                               File No. 1-6963

                              ORIOLE HOMES CORP.
                       ----------------------------------
     1690 South Congress Avenue, Suite 200, Delray Beach, Florida  33445
                                (407) 274-2000

        Florida                                               59-1228702
        -------                                               ----------
(State of Incorporation)                                 (I.R.S. Employer I.D.)

          Securities registered pursuant of Section 12(b) of the act:

                                                       Name of Each Exchange on
        Title of Each Class                              Which Registered
        -------------------                         -------------------------
 Class A Common Stock, $.10 par Value                  American Stock Exchange
 Class B Common Stock, $.10 par Value                  American Stock Exchange

    12 1/2% Senior Notes due 2003
                        -----------------------------

         The Registrant (1) HAS filed all reports required to be filed by
Section 13 of the Securities Exchange Act of 1934 during the preceding twelve months; and (2) HAS been subject to the filing requirements for at least the past 90 days.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K / X /

        As of February 21, 1994, the Company had outstanding 1,895,549 shares of its Class A Common Stock and 2,729,975 shares of its Class B Common Stock (excluding 96,422 of Class A and 165,464 of Class B Shares held in treasury).

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $35,799,903 as of February 21, 1994.

         Part II is partially incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1993, and Part III is incorporated by reference from the Registrant's Proxy statement for the 1994 Annual Meeting.

                                     PART I

ITEMS 1 AND 2          BUSINESS AND PROPERTIES

         Oriole Homes Corp. ("Oriole" or the "Company") has built and sold single-family homes, patio homes, townhouses, villas, duplexes and low- and mid-rise condominiums in planned communities in southeast Florida since 1963. During each of the last five years, Oriole was the largest builder of condominiums for active adults in Palm Beach County, both in dollar volume and number of units sold. The Company attributes its success to (i) construction of quality homes within communities that offer a wide range of amenities, (ii) satisfied customers who provide a continual source of referrals, (iii) offering a wide selection of moderately priced housing, (iv) extensive knowledge of the southeast Florida market, (v) effective cost control policies, and (vi) a land acquisition and development strategy that reduces land costs per unit, permits development and construction in phases, and ensures availability of strategically located land for future development.

         Approximately 63 percent of Oriole's revenues are derived from sales in communities designed exclusively for active adults (age 55 and over), the fastest growing demographic segment in the United States. The Company alters its product mix to meet changes in the housing preferences of this market, which enjoys a high percentage of discretionary income. Home prices range from $100,000 to $170,000 in the Company's active adult communities except for Fairway Point, a new luxury project where prices range from $375,000 to $560,000. In 1993, approximately 68 percent of Oriole's sales of homes and condominiums in communities designed for active adults were cash sales. The sales prices of Oriole's residences averaged approximately $114,100 for condominiums and $173,400 for single-family homes during the year ended December 31, 1993.

         The Company is positioned to benefit from extremely strong economic and demographic trends in southeast Florida. According to the U.S. Commerce Department, Palm Beach County is ranked number one in the nation in terms of expected growth in personal income, jobs and population between now and the year 2000. By the year 2000, Palm Beach County is expected to experience a 19 percent rise in per capita personal income, a thirty percent increase in its job base and a 25 percent increase in population. Broward county is expected to experience growth in per capita income of 16 percent, growth in its job base of 23 percent and growth in population of 17 percent. All but one of the Company's development projects are located in either Palm Beach or Broward Counties.

         The Company was incorporated in the State of Florida in 1968 as the successor to six corporations engaged in the construction and sale of single-family homes since 1963. Unless the context otherwise requires, the terms "Company" and "Oriole" refer to Oriole Homes Corp. and its consolidated subsidiaries. The Company's principal executive offices are located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445, and its telephone number is (407) 274-2000.

HOME BUILDING DATA

         The following table sets forth information concerning sales, new contracts and backlog for each of the past five years for the Company's single-family homes, patio homes, townhomes, villas, duplexes and low- and mid-rise condominiums.

                                                            Years Ended December 31
                                                            -----------------------
                                       1989             1990             1991             1992                  1993
                                       ----             ----             ----             ----                  ----
Total Sales
         Sales value                $90,533          $85,549          $70,101          $89,423              $ 98,302
         Number of homes                892              767              614              708                   771

Total New Contracts
         Sales value                $90,914          $70,697          $74,260          $91,216              $108,180
         Number of homes                859              626              629              743                   788

Total Backlog (1)
         Sales value                $38,377          $23,525          $27,684          $29,477              $ 39,355
         Number of homes                331              190              205              240                   257

(1) Backlog as of the end of the period.


         The Company expects to fill substantially all backlog, both in number of homes and dollar amount, within twelve months. It typically takes the company four to eight months after receipt of a sales contract to build and deliver the completed home to the purchaser. The Company's backlog historically tends to increase between January and May. These contracts are generally with active adults who are planning their retirement and desire occupancy of their homes in the months of October through December.

OPERATING POLICIES

         Quality Construction and Diverse Amenities. The Company is a developer of moderately-priced residential housing and related amenities, which create a total lifestyle unique to Oriole communities. The Company's communities included extensive recreational facilities, which range from social clubhouses and swimming pools in its single-family communities to multi-million dollar clubhouses, with tennis courts, indoor and outdoor swimming pools, theaters for the performing arts and health clubs/spas, in its active adult communities.

         The development of planned communities and the construction of such amenities require financial resources unavailable to many home builders, thereby limiting the number of builders that might otherwise compete directly with the Company. The Company believes that its planned communities appeal to purchasers and permit the Company to offer its customers various housing products in one location. The Company has built over 20,000 homes in southeast Florida, and satisfied purchasers provide the Company with a continual source of referrals.

         Product Diversification. The Company's homes appeal to a wide variety of buyers and lifestyles. Accordingly, the Company offers a diversity of home styles and price ranges at various locations, including waterfront communities. The Company sells single-family homes, patio homes, townhomes, villas, duplexes and low- and mid-rise condominiums. Home designs are continually reviewed and refined to reflect changing tastes. Sales prices presently range from approximately $70,000 to $560,000, and the average sales price of homes delivered during 1993 was approximately $127,500. See "Communities Currently Under Development or Construction."

         Southeast Florida Market. All but one of the Company's residential developments are located in Palm Beach and Broward counties, rapidly growing areas of Florida, and management anticipates that the Company's revenues will continue to be derived substantially from these markets. In 1990, the Company commenced construction of a development in Martin County, which is the county directly north of Palm Beach County. The Company believes that it has achieved certain competitive advantages by concentrating its efforts in southeast Florida, including (i) senior management's extensive knowledge of the local market, (ii) controls and cost savings, that result from the Company's centralized operations, and (iii) an experienced sales force.

         The Company is positioned to benefit from extremely strong economic and demographic trends in southeast Florida. According to the U.S. Commerce Department, Palm Beach County is ranked number one in the nation in terms of expected growth in personal income, jobs and population between now and the year 2000. By the year 2000, Palm Beach County is expected to experience a 19 percent rise in per capita personal income, a 30 percent increase in its job base and a 25 percent increase in population. Broward County is expected to experience growth in per capita income of 16 percent, growth in its job base of 23 percent and growth in population of 17 percent.

         Cost Controls and Company Policies. The Company attempts to control costs by (1) acquiring large tracts of undeveloped land and developing the land in phases (ii) developing planned communities, which permit the Company to take advantage of certain economies of scale, (iii) generally beginning construction only when homes are under contract, and (iv) acting as general contractor and hiring subcontractors on a fixed-price or other cost-effective basis.

         The Company's general policy is not to begin construction of single-family homes prior to the execution of sales contract, which minimizes the costs and risk of completed but unsold inventory. The Company maintains a limited inventory of completed homes for sale primarily to families transferred to Florida by their employers. There were nine single family homes completed and unsold in inventory (not including model homes) at December 31, 1993. In many instances, the Company will begin multi-family construction (duplex, townhouse, villa and multi-story complexes) when sales contracts are in effect for a predetermined percentage of the units. As of December 31, 1993, the Company's inventory included 144 unsold completed units in multi-family projects.

         Land Acquisition and Development. The Company selects locations for its developments on the basis of accessibility to major highways and thoroughfares, proximity to shopping areas, medical facilities and community cultural and recreation centers. The Company generally acquires large tracts of land that require site improvements prior to construction. The tracts of land are separated into phases for both development and construction. The Company typically acquires land on which construction can begin within three years.

         The Company spends considerable effort in developing design and marketing concepts for each of its communities. The design concepts determine the size, style and price range of homes, the layout of streets and individual lots and the overall community design. The product line offered in a particular community depends upon many factors, including the housing generally available in the area, the needs of the particular market and the cost of building lots. After finalizing the design concepts, the Company undertakes development activities that include site planning and engineering, construction of roads, sewer, water and drainage facilities, recreational facilities and other amenities.

RESIDENTIAL PROJECTS AND PRODUCT LINES

The following table summarizes information as of December 31, 1993 with respect to the Company's principal projects under development or construction during 1993.


                                                                                       Units Sold
     Name and                    Year                                Units Sold and       and
    Location of               Development                Total Units Delivered Thru   Delivered in
    Development                 Started        Type        Planned        1993           1993
- -----------------------  ------------------  --------  ------------- --------------    ----------


Lakeshore at University Park      1981          Mixed       1,160       426(3)                --
Miramar

Country Glen                      1993         Single         300         -                   --
Cooper City                                    Family

Cypress Bend                      1980          Mixed       1,583     1,472(4)                70
Pompano Beach

Boca Springs                      1990         Single         214       132                   42
Boca Raton                                     Family

Island Lakes                      1986         Single         240       226(5)                32
Boca Raton                                     Family

Whisper Walk                      1982         Active       1,446     1,428                  150
Boca Raton                                      Adult

Fairway Point                     1993         Active          60         -                    -
Boca Raton                                      Adult

Reflections                       1993          Mixed          56         -                    -
Boca Raton

Huntington Pointe                 1989         Active       1,096       905                  168
Delray Beach                                    Adult

Coral Lakes                       1992         Active       1,225         -                    -
Delray Beach                                    Adult




     Name and                                               Units
    Location of                             Units Under     Under    Remaining
    Development                           Construction(1)  Contract   Units(2)
- -----------------------                   --------------  ---------- ----------
                                                   At December 31, 1993
                                          --------------------------------------
Lakeshore at University Park                      -           -         200
Miramar

Country Glen                                      -           -         300
Cooper City

Cypress Bend                                      -           5          78
Pompano Beach

Boca Springs                                     11          24          58
Boca Raton

Island Lakes                                      8           9           4
Boca Raton

Whisper Walk                                      8          16           2
Boca Raton

Fairway Point                                    30          12          48
Boca Raton

Reflections                                      17          28          28
Boca Raton

Huntington Pointe                                66          26         165
Delray Beach

Coral Lakes                                      16          12       1,213
Delray Beach

                                                                                          Units Sold
 Name and                   Year                                      Units Sold and         and
Location of              Development                Total Units       Delivered Thru     Delivered in
Development                Started         Type       Planned             1993              1993
- ---------------         ---------------    -----    ------------      ----------------  -------------
Palm Isles                  1991            Active        992                     417            247
Boynton Beach                                Adult

Majestic Isles                              Active        450                       -              -
Boynton Beach (6)                            Adult

Palm Shores                 1989            Active        222                     221             13
Boynton Beach                                Adult

Cypress Woods               1989            Single        152                       5              5
Lake Worth                                  Family

Summer Chase                1989            Active        221                      71             28
Lake Worth                                   Adult

Whispering Sound            1991            Active        230                      26             16
Palm City/Stuart                             Adult


 Name and                                     Units
Location of             Units Under           Under       Remaining
Development            Construction(1)      Contract      Units(2)
- ---------------        --------------      ----------     ----------
                                        At December 31, 1993
                       ---------------------------------------------
Palm Isles                      72                103            472
Boynton Beach

Majestic Isles                  -                   -            450
Boynton Beach (6)

Palm Shores                     -                   -              1
Boynton Beach

Cypress Woods                   7                  10            137
Lake Worth

Summer Chase                    8                  10            140
Lake Worth

Whispering Sound                8                   2            202
Palm City/Stuart



(1) Includes model units.
(2) Includes model units and potential units to be constructed.
(3) Does not include 534 rental units
(4) Does not include 28 rental units
(5) Does not include one lot sold without a building.
(6) Development will start in 1994.

COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION

         COUNTRY GLEN is a community of single-family homes located in Cooper City, south Broward County, Florida. The community consists of 300 units and is presently under development. Prices are expected to range from $200,000 to $275,000.

         CYPRESS BEND is a complex of five- and nine story lakefront condominium buildings located in Pompano Beach and priced from $70,000 to $105,000. The community features over $1 million of recreational amenities, including social clubhouses with swimming pools, tennis and racquetball courts, and jogging and exercise trails.

         BOCA SPRINGS is comprised of 214 single-family homes in west Boca Raton. The community features one- and two-story homes, which range from 1,460 to 2,757 square feet with two-car garages. Prices are from $124,000 to $160,000. Recreational facilities include a private park with a swimming pool and deck area, basketball, tennis court and a play area for children. This neighborhood has top-rated schools, parks and medical facilities.

         ISLAND LAKES is a luxury single-family home community located in west Boca Raton, featuring 220 waterfront homesites. This private community is built around a lake and encircled by a canal. All of the homes in the community have swimming pools and range in size from 2,263 to 3,061 square feet, with prices from $200,000 to $260,000. Island Lakes is located within a neighborhood of beautiful parks and fine schools.

         WHISPER WALK is a community for active adults located in Boca Raton. The community is divided into five sections for the development of 1,446 residences, consisting of villas quadplexes and duplexes. Prices range from $85,000 to $125,000. The clubhouses in this community contain swimming pools, shuffleboard courts, multi-purpose rooms, saunas and showers. The Community also features a tennis and racquetball park with ten tennis courts, viewing stands and racquet/handball courts.

         FAIRWAY POINT consists of two, 30 unit 8-story buildings located in Boca West, Boca Raton, Florida. Boca West is a luxury country club community. Fairway Point is being built on the last available parcel of land in Boca West. The units contain approximately 3,350 square feet of air conditioned space and 800 square feet of balconies. They contain all luxury amenities.

         REFLECTIONS is a community of 56 one - and two - story townhomes located at Mission Bay, west of Boca Raton. Price range is from $90,000 to low $100's. The units contain from 1,800 to 2,400 square feet.

         HUNTINGTON POINTE is a community for active adults at Delray Beach. The community of 1,096 units features a variety of homestyles, including quadplexes, villas and duplexes, and condominiums within four story lakefront buildings. Homes in this community are priced from $90,000 to $140,000. The central attraction of the community is its multi-million dollar on-site clubhouse and spa. The clubhouse contains over 50,000 square feet and has indoor and outdoor swimming pools with poolside snack bar cafe, a complete 600-seat theater for the performing arts, a grand party room and other activity rooms. The community which has a private gatehouse entry, also features satellite swimming pools and eight tennis courts.

         CORAL LAKES is an active adult community in Delray Beach. Development commenced in 1992 and construction of the first homes took place in 1993. The community of 1,225 units will feature condominiums in two- and four-story buildings, villas, duplexes and a section of zero lot line single-family residences with two-car garages. Prices range from $130,000 to $160,000. This community will have a multi-million dollar on-site clubhouse and spa, similar to the completed facility at Huntington Pointe, and will also feature satellite swimming pools.

         PALM ISLES is an active adult community of 992 residences in Boynton Beach. Prices in this community range from $100,000 to $170,000, and home styles include villas, duplexes, lakefront quadplexes and zero lot line single-family residences. The community has a multi-million dollar on-site clubhouse and spa, similar to Huntington Pointe, with eight tennis courts. The community also features satellite swimming pools.

         PALM SHORES AT GABLES END is a single-family community for active adults in Boynton Beach. The 222 homes range in size from 1,499 to 2,060 square feet and are priced from $137,000 to $157,000. The community clubhouse features a swimming pool with whirlpool and sun deck, multi-purpose rooms, exercise room, saunas, showers and lockers, as well as tennis and shuffleboard courts.

         CYPRESS WOODS is a single-family home community located in Lake Worth and consist of 152 luxury homes. Prices are from $134,000 to $173,000. Recreational facilities include a private family park area with basketball, tennis courts and a play area for children. This area of Lake Worth has excellent schools, parks and medical facilities. Cypress Woods will feature a single private entry.

         SUMMER CHASE is a community for active adults located in Lake Worth. The community features single-family residences with two-car garages on homesites of 60 feet by 110 feet. The price range is from $132,000 to $160,000. Some of the 221 homesites are available with lakefront views. The social clubhouse is similar to Palm Shores. This community also features a single entry.

         WHISPERING SOUND is an active adult community of 230 duplex residences located in Martin county at Palm City/Stuart. The residences range in price from $100,000 to $105,000. The community includes natural preserved areas offering backyard privacy for nearly every residence. The social clubhouse is now completed and is similar to the clubhouses at Palm Shores and Summer Chase. The community features a single access entry for privacy.

CONSTRUCTION

         The Company acts as the general contractor for the construction of its developments. Company employees monitor the construction of each project, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specified phase of development pursuant to a contract that obligates the subcontractor to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding. The Company does not have any long-term contractual commitments with any of its subcontractors.

         The Company generally constructs single-family homes only after the execution of a sales contract. The Company attempts to minimize cancellations by requiring a down payment and qualifying its customers for mortgage approval prior to commencement of construction.

         The Company offers a variety of options for each of its homes. These options permit buyers to customize their homes and permit the Company to offer variations on standard models while maintaining the efficiencies of a production builder. The Company believes the availability of these options increase the appeal of the Company's homes and makes them suitable to the needs of a wide variety of buyers.

         At December 31, 1993, the Company employed approximately 54 people in the construction operation. Most construction materials are obtained by subcontractors and are readily available from numerous sources. The Company has not experienced any material delays in construction due to shortages of materials or labor, however, the fact that there has been a significant increase in construction activities in Southeast Florida could result in the Company or its subcontractors experiencing shortages in the labor market.

MARKETING AND SALES

         The Company sells its homes through sales managers and independent commissioned salespersons, who typically work in model sales centers or from sales offices located in model homes and condominiums in the Company's communities. The Company also cooperates with independent real estate brokers organizations. The Company trains sales personnel on the availability of financing, construction schedules, marketing and advertising plans. The Company's sales and marketing organization consists of approximately 29 Company employees and sales personnel, all of whom are licensed real estate agents in the State of Florida. The concentration of the Company's projects in southeast Florida permits the Company to engage salespersons on a long-term, rather than a project-by-project basis, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

         The Company advertises in newspapers and magazines, by direct mail and on billboards. In fiscal 1993, the Company's aggregate advertising costs were approximately $2.2 million. The Company maintains model homes and condominiums in all its communities, and management believes that these model units play a particularly important role in the Company's marketing efforts. The Company expends a significant effort in creating an attractive atmosphere at its models, where interior decorations are based upon the lifestyles of the target buyers.

COMPETITION AND MARKET FACTORS

         The development and sales of residential properties is highly competitive and fragmented. The Company competes on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small builders. Some of these competing builders have nationwide operations and greater financial resources. The Company's products must also compete with resales of existing homes and condominiums and available rental housing. Management believes that the Company's primary competitive strengths have been (i) satisfied customers who provide a continual source of referrals, (ii) its ability to offer quality residences with certain customized features at a wide range of prices, (iii) the location of its communities, and (iv) its reputation for service, innovative design and value pricing.

         The Company maintains a strong position in the active adult community marketed in southeast Florida and has been the leading builder of condominiums in Palm Beach County in each of the last five years. The Company focuses on providing a high- quality, active lifestyle for adults. The Company also believes that the high capital costs required to develop a community with substantial amenities effectively limits the number of competitors in the active adult market.

         The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of other factors affect the housing industry and the demand for new homes, including the availability and increase in the cost of labor and materials, changes in costs associated with home ownership, such as increases in property taxes and energy cost, changes in consumer preferences, demographic trends and the availability of mortgage financing programs.

CUSTOMER FINANCING

         The Company works with a number of mortgage lenders to provide home buyers with a variety of conventional mortgage financing programs. By making available a variety of attractive mortgage programs, the Company is able to better coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are obtained and that closings take place on a timely and efficient basis. Management estimates that during 1993 approximately 75 percent of the Company's closings requiring mortgages were financed through mortgage programs arranged by the Company's mortgage broker subsidiary, Florida Residential Mortgage Company. In 1993, approximately 68 percent of Oriole's sales of homes and condominiums in communities designed exclusively for active adults were cash sales.

RENTAL APARTMENTS

         The Company owns 480 rental units known as The Pier Club, in Miramar, Florida. The Company also rents an additional 90 units in other developments. The Company rents these apartments, typically under one-year leases. The Company's future plans do not presently include the construction of any additional rental communities.

JOINT VENTURE WITH REGENCY HOMES

         On December 31, 1993, Oriole funded $3.5 million with an affiliated limited partnership to engage in joint ventures with Regency Homes, Inc., a prominent builder of residential housing in South Florida. The initial joint venture project involves the development and construction of 108 single-family homes in southwest Broward County in a development known as Silver Lakes. The joint venturers currently plan to jointly develop other properties during 1994.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         In developing a community, the Company must obtain the approval of numerous government authorities that regulate such matters as permitted land uses, density levels, the installation of utilities such as water, drainage and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida including Broward and Palm Beach counties, have imposed impact fees as a means of defraying the costs of providing certain governmental services to developing areas. The amount of these impact fees has increased significantly during recent years. Building codes in these counties require the use of specific construction material which increase the energy efficiency of homes. In addition, Broward and Palm Beach county have attempted to impose restrictive zoning and density requirements in order to limit the number of persons who live and work within their boundaries. Counties and cities within the State of Florida have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in the areas where sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and imposition of moratoriums have not had a material adverse effect on the Company's development activities. However, there is no assurance that such restrictions will not adversely affect the Company in the future.

         The Company is also subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of the environment. Environmental laws vary greatly according to the community's location, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, causing the Company to incur substantial compliance and other costs, and prohibit or severely restrict development. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes, or substances. The Company has not been adversely affected to date by the presence or potential presence of such materials.

         Certain permits and approvals will be required to complete the communities currently being planned by the Company. The ability to obtain necessary permits and approvals is often beyond the Company's control and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, and the interpretation and application of rules and regulations.

         The Florida Local Government Comprehensive Planning and land Development Regulation Act (the "Act") provides that public facilities, including, but not limited to, sewer, solid waste, drainage, potable water, parks, roads and recreation facilities shall be available concurrently with the impact of land development projects that would use such facilities. This requirement is known as the "concurrency" requirement. Counties and cities are required to implement concurrency by adopting local comprehensive plans and land development regulations. These plans and regulations establish the guidelines for concurrency review and the exemptions from the concurrency requirement. All of the Company's development projects in Palm Beach County have been found to satisfy concurrency requirements.

         In recent years, regulation by federal and state authorities relating to the sale and advertising of residential real estate has also become more restrictive. In order to advertise and sell condominiums in many jurisdictions, the Company has been required to prepare registration statements or other disclosure documents and, in some cases, to file such materials with designated regulatory agencies. The Company advertises its condominium units in New York and New Jersey and prepares registration statements in connection with sales in those states and in the State of Florida.

         The State of Florida requires that customer deposits be held in segregated bank accounts. As of December 31, 1993, the Company has posted bonds of $4.5 million and had entered into an escrow agreement with a bank and the State of Florida that allows the Company to use customer deposits. See
Note I of Notes to Consolidated Financial Statements.

EMPLOYEES

         The Company employs approximately 221 persons, of whom approximately 42 are executive and supervisory personnel. The Company has had no major work stoppages as a result of labor disputes and believes that relations with its employees and its subcontractors are good.

CORPORATE HEADQUARTERS

         The Company rents 22,500 square feet of space in a two-story office building. The lease expires January 1, 1998. See Note N of Notes to Consolidated Financial Statements.

ITEM 3           LEGAL PROCEEDINGS
         The Company is a party to various lawsuits, all of which are of a routine nature and are incidental to the Company's present business activities. These proceedings are not material, nor would the adverse resolution thereof materially affect the business or properties of the Company.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

         No matters were submitted to security holders during the 4th quarter. The annual Meeting of Shareholders of the Registrant has been scheduled for May 9, 1994. The Company will file its definitive proxy material pursuant to Regulation 14, prior to April 30, 1994.

                                    PART II

ITEM 5           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS

         Information required by this item is incorporated by reference to the Registrant's 1993 Annual Report to Shareholders.

ITEM 6.          SELECTED FINANCIAL DATA

         Information required by this item is incorporated by reference to the Registrant's 1993 Annual Report to Shareholders.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         General. The following table sets forth for the periods indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:


                   Percentage of Total Revenues
                     Years Ended December 31,                                        1991             1992             1993
                 Sale of houses and condominiums                                     83.7%            92.6%            92.7%
                 Sale of land                                                         2.9              0.6              0.8
                 Other operating revenues                                             4.5              3.3              3.4
                 Interest, rentals and other income                                   3.4              3.1              3.1
                 Gain on sale of office building and golf course                      5.5              0.5              -
                 Selling, general and administrative expenses                        17.5             15.1             15.1
                 Net income                                                           6.2              5.2              2.5

         Backlog. The following table sets forth the Company's backlog at December 31, 1991, 1992 and 1993

                 December 31,                                   Number of Units                  Aggregate Dollar Value
                 1991                                                 205                              $27,684,000
                 1992                                                 240                              $29,477,000
                 1993                                                 257                              $39,355,000

         The Company's backlog generally represents units under contract for which a full deposit has been received, any statutory rescission right has expired, and in the case of a borrower, such borrower has been qualified for a mortgage loan. The Company generally fills all backlog within twelve months. The Company estimates that the period between receipt of a sales contract and delivery of the completed home to the purchaser is four to eight months. The Company's backlog historically tends to increase between January and May. Trends in the Company's backlog are subject to change from period to period for a number of economic conditions including consumer confidence levels, interest rates and the availability of mortgages. In 1989, 1990 and throughout part of 1991, the operations of the Company, and the housing industry in general, reflected a nationwide recession. The recession, and resulting lack of consumer confidence, contributed to a decline in the number of new sales contracts received by the Company. During the second quarter of 1991, the Company began to receive a higher level of sales contracts, primarily as a result of increased consumer confidence and lower mortgage rates. This trend has continued through the twelve-month period ended December 31, 1993.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

         The Company's revenues from home sales increased $8.9 million (or 9.9%) during the calendar year 1993 as compared to the same period in 1992. The Company delivered 771 homes in 1993 compared to 708 in 1992, with an increase of 1.0% in the average selling price of homes delivered (from $126,300 to $127,500). The number of new contracts signed (788) and the aggregate dollar value of those new contracts ($108.2 million) increased in 1993 from 743 and $91.2 million in 1992.

         Other operating revenues increased to $3.6 million during 1993 from $3.2 million in 1992 due to larger occupancy rate on our rental apartments. Interest, rentals and other income increased to $3.3 million in 1993 from $2.9 million in 1992 due to additional interest on short term investments and the increased number of units subject to recreation leases.

         Cost of home sales increased to $80.7 million in 1993 from $70.2 million in 1992 as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of home sales increased to 82.1% from 78.5%.

         Selling, general and administrative expenses ("S,G & A") increased to $16.0 million in 1993 from $14.5 million in 1992, but as a percentage of total revenues, these expenses remained at 15.1%. The $2.6 million (or 35.2%) increase in the Company's interest cost incurred in 1993 as compared to the same period in 1992 was primarily attributable to the larger outstanding debt following the issuance of the 12 12% Senior Notes due 2003 in January 1993.

         Net income decreased to $2.6 million in 1993 from $5.1 million in the comparable period in 1992, due mainly to the reduced margins from the sale of homes and the effect of $999,288, net of taxes of an extraordinary item from the write-off of unamortized debenture and loan costs. The reasons for lower margins are the inability to meaningfully increase selling prices, increased competition which resulted in the absorption of higher construction costs and the impact of higher capitalized interest.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1992 COMPARED TO YEAR ENDED DECEMBER 31, 1991

        The Company's revenues from home sales increased $19.3 million (or 27.6%) during the calendar year 1992 as compared to the same period in 1991. The Company delivered 708 homes in 1992 compared to 614 in 1991, with an increase of 10.6% in the average selling price of homes delivered (from $114,200 to $126,300). The number of new contracts signed (743) and the aggregate dollar value of those new contracts ($91.2 million) increased in 1992 from 629 and $74.3 million in 1991.

         Other operating revenues decreased to $3.2 million during 1992 from $3.7 million in 1991, primarily as a result of the absence of revenues from the operation of its golf course sold in January 1992. Interest, rentals and other income decreased to approximately $3.5 million from $7.5 million, reflecting a gain of $4.6 million from the sale of the Company's corporate headquarters building in 1991, and a gain of $500,000 from the sale of the golf course in 1992.
         Cost of home sales increased to $70.2 million in 1992 from $53.5 million in 1991 as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of home sales increased to 78.5% from 76.3% due to increased competition, the absorption of higher construction costs and the impact of higher previously capitalized interest.

         Selling, General and Administrative Expenses ("S,G & A") decreased to $14.5 million in 1992 from $14.6 million in 1991 and, as a percentage of total revenues, these expenses decreased to 15.1% from 17.5% in the same period for 1991. The $1.7 million (or 18.5%) decrease in the Company's interest cost incurred in 1992 as compared to the same period in 1991 was primarily attributable to lower interest rates and lower borrowings.

         Net income decreased to $5.1 million in 1992 from $5.2 million in the comparable period in 1991. The 1991 figure included a $2.9 million after tax gain from the sale of the Company's corporate headquarters building.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed its working capital need through funds generated by operations, borrowings and the periodic issuance of common stock.

         During 1991, 1992 and 1993, as a consequence of recessionary conditions and well-publicized real estate problems, many commercial banks, savings and loans and other lending institutions curtailed real estate lending or adopted more stringent lending policies, often as the result of regulatory agency measures. As a result, the availability of borrowed funds, especially for the acquisition and development of land, was greatly reduced.

         In January 1993, the Company completed the issuance of $70.0 million of its 12 1/2% Senior Notes due 2003. These Notes were offered at the price of 97.242% and, after the underwriting discount, the net proceeds to the Company of $66.0 million were used to repay an existing bank credit facility ($35.0 Million) and the outstanding balance on its 12 7/8 % Subordinated Debentures ($19.4 Million). Under the Indenture, the Company is able to enter into another credit facility which may or may not be secured for up to $20.0 million. The Company believes that the proceeds derived from the sale of the Notes after the debt repayment, additional borrowing permitted under the Indenture and amounts generated from operations provide funds adequate to finance its home building activities and meet its debt service requirements.

         The Company believes that a strategy of conservative land acquisition and community development should position it to take advantage of the anticipated upturn in the real estate market. The Company does not have any current commitments for capital expenditures and believes the proceeds from its offering will provide adequate liquidity on both a short and long term basis.

         On November 23, 1993, the Company declared a dividend of $.15 per share on its Class A common stock and $.175 on its Class B common stock to shareholders of record as of December 14, 1993, which dividends were paid on January 11, 1994. The Company intends to reestablish the payment of semi-annual dividends. The payment of cash dividends is at the discretion of the Board of Directors and will depend upon results of operations, capital requirements, the Indenture, the Company's financial condition and such other factors as the Board of Directors of the Company may consider. There can be no assurance as to the amount, if any, or timing of cash dividends.

INFLATION

         The Company, as well as the home building industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's cost of labor and materials. The Company attempts to pass through to its customers any increases in its costs through increased selling prices. During the last two years the Company has experienced a reduction in gross margins on the sale of homes. In some part these reduced margins are the result of the Company being unable to raise selling prices and pass on increased construction costs. There is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

ACCOUNTING METHODS

         During 1987, the Company changed its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 96 "Accounting for income Taxes, " which requires the liability method as measured by the provisions of the enacted tax laws. The amount of deferred taxes payable is recognized under the liability method at the date of the Consolidated Financial Statements. During 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, which supersedes Statement of Financial Accounting Standards No. 96, and became effective for fiscal years beginning after December 15, 1992. The effect of the adoption of this Statement did not have a material effect on the Consolidated Financial Statements.

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

         ASSETS

                                                                                1993                       1992
                                                                             -----------               ------------
Cash and cash equivalents                                                  $  14,650,532            $     6,942,103
                                                                             -----------               ------------
Receivables
    Mortgage notes                                                             1,618,659                   1,657,347
    Officers                                                                           -                     200,000
    Other                                                                          4,000                      15,936
                                                                             -----------                ------------
                                                                               1,622,659                   1,873,283
                                                                             -----------                ------------
Inventories
    Land                                                                     111,959,716                  97,059,784
    Houses and condominiums completed
      or under construction                                                   38,057,470                  34,654,650
    Model houses and condominiums                                              2,416,948                   2,465,395
                                                                             -----------                ------------
                                                                             152,434,134                 134,179,829
    Less estimated costs of completion included
      in inventories                                                          24,031,951                  15,836,153
                                                                             -----------                ------------
                                                                             128,402,183                 118,343,676
Property and equipment (at cost)                                             -----------                ------------
    Land                                                                       7,172,279                   7,184,697
    Buildings                                                                 23,130,421                  23,237,989
    Furniture, fixtures and equipment                                          5,357,097                   4,993,417
                                                                             -----------                ------------
                                                                              35,659,797                  35,416,103
    Less accumulated depreciation                                              9,920,818                   8,716,895
                                                                             -----------                ------------
                                                                              25,738,979                  26,699,208
                                                                             -----------                ------------
Other
    Prepaid expenses                                                           1,812,081                   1,256,077
    Unamortized debt issuance costs                                            2,497,438                     398,796
    Investment in and advances to joint venture                                3,500,000                           -
    Land held for investment (at cost)                                         2,791,450                   2,791,450
    Other assets                                                                 727,271                     632,510
                                                                             -----------                ------------
                                                                              11,328,240                   5,078,833
                                                                             -----------                ------------
            Total assets                                                   $ 181,742,593            $    158,937,103
                                                                            ============                ============

The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                1993                        1992
                                                                             -----------                 -----------
Liabilities
    Notes payable - banks                                                $        96,317            $     13,000,000
    Term loan payable - banks                                                          -                  22,000,000
    Mortgage notes payable                                                    14,399,479                  14,399,639
    Accounts payable                                                           6,507,891                   5,251,843
    Dividends payable                                                            762,078                           -
    Customer deposits                                                          6,091,570                   4,981,191
    Income taxes payable                                                         647,326                     415,704
    Accrued expenses and other liabilities                                     7,157,750                   3,616,122
    Deferred income taxes                                                        850,908                     862,656
    Debentures                                                                         -                  17,328,910
    Senior notes                                                              68,187,694                           -
                                                                             -----------                 -----------
            Total Liabilities                                                104,701,013                  81,856,065
                                                                             -----------                 -----------
Shareholders' equity
    Class A common stock, $.10 par value
        Authorized - 10,000,000 shares
        Issued - 1,991,971 in 1993
          and 1,991,986 in 1992                                                  199,197                     199,199
    Class B common stock, $.10 par value
        Authorized - 10,000,000 shares
        Issued - 2,895,439 in 1993
          and 2,895,424 in 1992                                                  289,545                     289,543
Additional paid-in capital                                                    21,462,110                  21,462,110
Retained earnings                                                             57,311,700                  57,351,158
                                                                              ----------                  ----------
                                                                              79,262,552                  79,302,010
Less
    Cost of Class A common stock in
        treasury - 96,422 shares in 1993 and 1992                                838,580                     838,580
    Cost of Class B common stock in
        treasury - 165,464 shares in 1993 and 1992                             1,382,392                   1,382,392
                                                                             -----------                 -----------
            Total shareholders' equity                                        77,041,580                  77,081,038
                                                                             -----------                 -----------
            Total liabilities and shareholders' equity                   $   181,742,593            $    158,937,103
                                                                             ===========                 ===========

The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,


                                                                1993               1992            1991
                                                             ----------         ----------      ----------
Revenues
   Sales of houses and condominiums                        $ 98,302,003       $ 89,423,637   $  70,100,998
   Sales of land                                                891,041            550,250       2,447,434
   Other operating revenues                                   3,600,196          3,156,503       3,745,369
   Gain on sales of property and land
     held for investment, net                                    42,258            522,758          44,963
   Interest, rentals and other income                         3,260,305          2,939,373       2,825,832
   Gain on sal e of office building                                   -                  -       4,596,587
                                                            -----------         ----------      ----------
                                                            106,095,803         96,592,521      83,761,183
                                                            -----------         ----------      ----------
Costs and expenses
   Cost of houses and condominiums sold                      80,682,884         70,178,172       3,466,890
   Cost of land sold                                            772,020            461,016       2,027,197
   Costs relating to other operating revenues                 2,517,756          2,665,967       3,263,695
   Selling, general and administrative
     expenses                                                16,001,923         14,543,802      14,637,117
   Interest costs incurred                                   10,154,739          7,510,382       9,215,226
   Interest capitalized (deduct)                             (9,997,908)        (6,944,173)     (7,147,527)
                                                            -----------         ----------      ----------
                                                            100,131,414         88,415,166      75,462,598
                                                            -----------         ----------      ----------
Income before provision for income taxes
  and extraordinary charge                                    5,964,389          8,177,355       8,298,585

Provision for income taxes                                    2,324,023          3,126,618       3,121,758
                                                            -----------         ----------      ----------
          Income before extraordinary charge                  3,640,366          5,050,737       5,176,827

Extraordinary charge - loss on early retirement
  of debt, net of income taxes                                 (999,288)                 -               -
                                                            -----------         ----------      ----------
          Net income                                       $  2,641,078       $  5,050,737   $   5,176,827
                                                            ===========         ==========      ==========
Net income per common share before
  extraordinary charge                                     $        .79       $       1.17   $        1.36

Extraordinary charge                                               (.22)                 -               -
                                                            -----------         ----------      ----------
Net income per Class A and Class B
  common share                                             $        .57       $       1.17   $        1.36
                                                            ===========         ==========      ==========

The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31,

                                                                  1993                1992                 1991
                                                               ----------          ----------           ----------
Increase (decrease) in cash
Cash flows from operating activities
  Net income                                                  $   2,641,078       $   5,050,737         $  5,176,827
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities
      Depreciation                                                1,265,836           1,266,013            1,460,931
      Amortization                                                  333,062             778,532              631,410
      Deferred income taxes                                         (11,748)           (585,449)              39,129
      Gain on sales of office building, property
           and land held for investment                             (42,258)           (522,758)          (4,641,551)
      Loss on early retirement of debt                            1,602,194                   -                    -
   Changes in assets and liabilities
      Decrease in receivables                                       250,624             524,358              142,279
      (Increase) decrease in inventories                        (10,058,507)          4,984,512            9,283,218
      (Increase) in other assets                                   (650,765)           (152,297)            (248,050)
      Increase (decrease) in accounts payable                     1,256,048            (400,351)             478,692
      Increase in customer deposits                               1,110,379             369,163              262,703
      Increase (decrease) in income taxes payable                   231,622            (683,979)            (461,156)
      Increase (decrease) in accrued expenses
           and other liabilities                                  3,541,628          (1,917,857)          (2,239,697)
                                                                 ----------          ----------           ----------
           Total adjustments                                     (1,171,885)          3,659,887            4,707,908
                                                                 ----------          ----------            ---------
           Net cash provided by operating activities              1,469,193           8,710,624            9,884,735
                                                                 ----------          ----------            ---------
Cash flows from investing activities
  Capital expenditures                                             (416,120)         (1,049,969)            (686,535)
  Investment in joint venture                                    (3,500,000)                  -                    -
  Proceeds from sales of office building,
     property and equipment                                         152,771           1,245,445            5,840,136
                                                                 ----------          ----------            ---------
           Net cash (used in) provided by
           investing activities                                  (3,763,349)            195,476            5,153,601
                                                                 ----------          ----------            ---------
Cash flows from financing activities
  Proceeds from issuance of 12 1/2% senior notes                 68,069,400                   -                    -
  Payment of mortgage notes                                            (160)               (146)          (6,089,455)
  Borrowings under line of credit agreement                         196,317           6,200,000           44,470,000
  Repayments under line of credit agreement                     (13,100,000          (9,000,000)         (64,970,000)
  Issuance costs                                                 (2,681,514)           (338,860)            (844,278)
  Term loan payable
      Proceeds                                                            -                   -           36,450,000
      Payments                                                  (22,000,000)         (9,000,000)          (5,450,000)
  Proceeds from Class B common stock issued                               -           7,978,880                    -
  Repurchase of debentures and senior notes                     (18,563,000)         (2,677,000)         (13,705,000)
  Dividends paid                                                  1,918,458            (995,387)                   -
                                                                -----------          ----------           ----------
           Net cash provided by (used in)
           financing activities                                  10,002,585          (7,832,513)         (10,138,733)
                                                                -----------          ----------          -----------
Net increase in cash                                              7,708,429           1,073,587            4,899,603

Cash and cash equivalents at beginning of year                    6,942,103           5,868,516              968,913
                                                                -----------           ---------            ---------
Cash and cash equivalents at end of year                      $  14,650,532       $   6,942,103         $  5,868,516
                                                                ===========           =========            =========
Supplemental disclosures of cash flow information
Cash paid during the year for:
  Interest (net of amount capitalized)                        $           -       $     768,849         $  2,083,562
  Income taxes                                                $   1,501,243       $   4,041,341         $  3,899,157

The accompanying notes are an integral part of these statements.

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                            Common Stock
                           -------------------------------------------------
                                   Class A                     Class B
                          ------------------------       ---------------------    Additional
                                                                                    Paid-in            Retained
                             Shares       Amount         Shares       Amount        Capital            Earnings
                          ------------  ----------      ---------- -----------    -----------          --------
Balance at
  January 1, 1991           2,015,196    $  201,520      2,040,214   $  204,022   $  13,905,290     $ 48,118,981
Net income for 1991                 -             -              -            -               -
Stock conversion              ( 5,500)        ( 550)         5,500          550               -        5,176,827
Cash dividends                                                                                                 -
  Class A common stock
      $.25 per share                -             -              -            -               -
  Class B common stock                                                                                  (478,318)
      $.275 per share               -             -              -            -               -
                                                                                                       ( 517,069)
Balance at                  ---------     ---------      ---------    ---------      ----------      -----------
  December 31, 1991         2,009,696       200,970      2,045,714      204,572      13,905,290       52,300,421
Net income for 1992                 -             -              -            -               -        5,050,737
Stock conversion             ( 17,710)      ( 1,771)        17,710        1,771               -                -
Class B common stock
  issued pursuant to
  public offering                   -             -        832,000       83,200       7,556,820               -
                            ---------     ---------      ---------    ---------      ----------      -----------
Balance at
  December 31, 1992         1,991,986       199,199      2,895,424      289,543      21,462,110      57,351,158
Net income for 1993                 -             -              -            -               -       2,641,078
Stock conversion                 ( 15)          ( 2)            15            2               -               -
Cash dividends
  Class A common stock
      $.55 per share                -             -              -            -               -     ( 1,042,555)
  Class B common stock
      $.60 per share                -             -              -            -               -     ( 1,637,981)
                            ---------     ---------      ---------    ---------      ----------      -----------
Balance at
December 31, 1993           1,991,971    $  199,197      2,895,439   $  289,545   $  21,462,110    $ 57,311,700
                            =========    ==========      =========   ==========   =============    ============

                                          Treasury  Stock
                          ----------------------------------------------------
                                Class A                       Class B
                          ---------------------     --------------------------
                          Shares        Amount         Shares        Amount
                        (Deduction)   (Deduction)   (Deduction)    (Deduction)
                        -----------   -----------   -----------    -----------
Balance at
  January 1, 1991        (96,422)   $ (838,580)       (165,464)    $(1,382,392)

Net income for 1991            -             -             -              -
Stock conversion               -             -             -              -
Cash dividends
  Class A common stock
      $.25 per share           -             -             -              -
  Class B common stock
      $.275 per share          -             -             -              -
                        -----------   -----------   -----------    -----------
Balance at
  December 31, 1991     ( 96,422)     (838,580)      (165,464)     (1,382,392)
Net income for 1992            -             -              -               -
Stock conversion               -             -              -               -
Class B common stock
  issued pursuant to
  public offering              -              -              -              -
                        -----------   -----------   -----------    -----------
Balance at
  December 31, 1992     ( 96,422)     ( 838,580)       (165,464)   ( 1,382,392 )
Net income for 1993            -              -               -             -
Stock conversion               -              -               -             -
Cash dividends
  Class A common stock
      $.55 per share           -              -              -              -
  Class B common stock
      $.60 per share           -              -              -              -
                        -----------   -----------   -----------    -----------
Balance at
December 31, 1993       ( 96,422)    $ ( 838,580)      (165,464)  $(1,382,392)
                        ===========   ===========   ============   ===========

The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

     Principles of Consolidation

     The accompanying Consolidated Financial Statements include the accounts of Oriole Homes Corp. and all wholly-owned subsidiaries (the Company). Significant intercompany accounts and transactions have been eliminated in consolidation.

     Operations

     The Company, a Florida corporation, is a developer of single and multi-family residential communities in southeast Florida. The Company's receivables are primarily first mortgages which are collateralized by real estate.

     Revenue Recognition

     The Company records revenues and profits from sales of real estate in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

     Inventories

     Land, house and condominium inventories are carried at cost, plus accumulated development and construction costs (including capitalized interest and real estate taxes) and estimated costs of completion. House and condominium inventories which are completed and being held for sale aggregate approximately $11,505,000 in 1993 and $8,165,000 in 1992. The accumulated costs of land, houses and condominiums are not in excess of estimated net realizable value.

     Interest Capitalization

     The Company follows the practice of capitalizing, for its homebuilding operations, certain interest costs incurred on land under development and houses and condominiums under construction. Such capitalized interest is included in cost of house and condominium sales when the units are delivered. During the years 1993, 1992, and 1991 respectively, the Company capitalized interest in the amount of $9,997,908, $6,944,173 and $7,147,527 and expensed as a component of cost of goods sold $10,036,456, $7,685,554 and $5,318,689.


                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
  INFORMATION - Continued

     Depreciation

     The Company provides for depreciation of property and equipment by the straight-line and accelerated methods over the following estimated useful lives of the various classes of depreciable assets:

                       Buildings                                         25 to 27 years
                       Furniture, fixtures and equipment                   3 to 7 years

     Debt Issuance Costs and Unamortized Discount

     Costs incurred in connection with obtaining debt have been deferred and are being amortized by the interest method over the term of the debt.

     Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Concentration of Credit Risk

     The Company's cash and cash equivalents are placed mainly with one institution with a high credit rating. The carrying amount approximates fair value due to the short maturity of these instruments.

     Net Income Per Share

     Earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during each year: 4,625,524 shares in 1993; 4,334,650 shares in 1992; 3,793,524 shares in 1991.

     Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 (FAS 109), which supersedes FAS 96. The effect of the adoption of this Statement did not have a material effect on the Consolidated Financial Statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE B - RECEIVABLES

     Mortgage Notes

     First and second mortgage notes receivable bear interest at rates ranging from 6.25% to 14%. Minimum payments required on the first and second mortgage notes in each of the five years subsequent to December 31, 1993 are: 1994 - $383,972; 1995 - $355,792; 1996 - $273,870; 1997 - $24,308
     and 1998 - $24,918.

     Officers

     On December 9, 1992 the Company loaned $200,000 in the aggregate to three of its officers. The principal and interest was paid on February 19, 1993.

NOTE C - LIFE INSURANCE

     The Company purchased life insurance on the lives of two of its officers and their spouses (officers) who own significant shares of common stock of the Company. An irrevocably designated trustee of the officers is the beneficiary. The premiums on the above policies during the year ended December 31, 1993 were $213,784 and are classified as other assets.

     Upon the death of the officers or termination of the policies, the Company shall receive an amount equal to the aggregated premiums paid less any policy loans and unpaid interest or cash withdrawals received by the Company.

     In connection with the policies, the Company has an option with the officers to acquire all or any part of the Class A or Class B common stock of the Company owned by such individuals at the market price of such securities at the time of his or her death.

NOTE D - INVESTMENT IN AND ADVANCES TO JOINT VENTURE

     On December 31, 1993 the Company entered into a joint venture agreement to construct and sell homes. The joint venture is accounted for using the equity method. The Company's investment and advances are as follows:

                                  Advances                    $     3,450,000
                                  Investment                           50,000
                                                                    ---------

                                                              $     3,500,000
                                                                    =========

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE E - MORTGAGE SUBSIDIARY

     South Florida Residential Mortgage Company (SFRMC), a wholly-owned subsidiary of the Company, provides mortgage financing services. Summarized financial information for SFRMC is as follows:

                                                                    1993             1992
                                                                  --------         --------
         Assets
             First mortgage notes receivable                    $  909,288      $   746,381
             Other assets                                           28,855           36,180
             Due from parent company                                47,190           82,972
                                                                   -------          -------

                     Total assets                               $  985,333      $   865,533
                                                                   =======          =======

         Liabilities and shareholders' equity
             Other liabilities                                  $   84,231      $    54,724
             Shareholders' equity                                  901,102          810,809
                                                                   -------          -------
                     Total liabilities and shareholders'
                        equity                                  $  985,333      $   865,533
                                                                   =======          =======

         Revenues                                               $  413,218      $   370,585
         Expenses                                                  268,448          294,542
                                                                   -------          -------
                     Income before provision for
                        income taxes                               144,770           76,043

         Provision for income taxes                                 54,477           28,615
                                                                   -------           -------

                     Net income                                 $   90,293      $    47,428
                                                                   =======           =======


NOTE F - REVOLVING LOAN AGREEMENT

     During January 1993, the Company restructured its credit agreement by retiring the outstanding 12 7/8% subordinated debentures and repaid the bank's revolving line of credit and term loan. The restructure was financed through the issuance of the 12 1/2% senior notes (see Note K).
     In connection with the early retirement of the above debt an extraordinary loss of $999,288, net of a tax benefit of $602,906, was incurred.

     A new revolving loan agreement (line of credit) was entered into, with a bank which provides up to $10,000,000 of borrowings. Interest on the loan is at prime rate plus 1.5%. The line of credit is collateralized by approximately $20,000,000 of the Company's inventory. The agreement expires June 30, 1996.



                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE F - REVOLVING LOAN AGREEMENT - Continued

     The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and will only require monthly interest payments. The credit agreement contains typical restrictions and covenants, the most restrictive of which include the following:


         a. The Company shall maintain, at all times, its consolidated tangible net worth at not less than $70,000,000.

         b. The Company's ability to incur additional debt is restricted by covenants in the agreement.

     The Company has no compensating balance arrangements.

     Average interest rates and balances outstanding, for revolving lines of credit payable to banks, based on a weighted average are as follows:

                                                             1993               1992               1991
                                                          ----------         ----------         ----------
         Daily average outstanding
            borrowings                               $     2,223,701    $    40,278,688    $    26,195,946

         Average interest rate during the
            period                                              8.2%               7.6%               9.1%

         Average interest rate at the end
            of the period                                       7.5%               7.0%               7.5%

         Maximum outstanding during the
            year                                     $    35,000,000    $    47,200,000    $    50,850,000



                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE G - MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1993 and 1992, are summarized as follows:

                                                                        1993                   1992
                                                                     ----------             ----------
         Mortgage note, interest at 9.75%, requires
         monthly interest payments of $56,062 with
         principal balance due on October 1, 1994;
         collateralized by land, buildings and
         equipment                                              $     6,900,000        $     6,900,000
         Mortgage note, interest at 9.2%, requires
         monthly payments of $57,510, including
         interest, matures on May 1, 1995;
         collateralized by land, buildings, equipment
         and rents                                                    7,499,479              7,499,639
                                                                     ----------             ----------

                                                                $    14,399,479        $    14,399,639
                                                                     ==========             ==========

   Minimum payments required in periods subsequent to December 31, 1993, are as follows:

                                      1994                      $     6,900,000
                                      1995                            7,499,479
                                                                      ---------

                                                                $    14,399,479
                                                                =    ==========

NOTE H - INCOME TAXES

     Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which give rise to significant deferred tax assets (liabilities) follow:

                                                                         1993                 1992
                                                                      ---------            ---------
         Warranties on houses and condominiums                  $       851,836      $       694,916
         Percentage of completion                                       172,836              314,389
         Uniform cost capitalization                                    286,863              364,074
         Other items                                                          -               55,585
                                                                      ---------            ---------
                     Total deferred tax assets                        1,311,535            1,428,964
                                                                      ---------            ---------
         Installment sales                                              (28,155)             (39,093)
         Deferred expenses                                           (1,855,088)          (1,995,987)
         Accelerated depreciation                                      (268,993)            (256,540)
         Other items                                                    (10,207)                   -
                                                                    -----------           ----------
                     Total deferred tax liabilities                  (2,162,443)          (2,291,620)
                                                                    -----------           ----------
                     Net deferred tax liability                 $      (850,908)      $     (862,656)
                                                                    ===========           ==========

                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

     The Company files consolidated income tax returns. The components of the provision for income taxes are as follows:


                                                         Current           Deferred             Total
                                                     --------------      -------------       -------------
         Year Ended December 31, 1993,
             Federal                                 $     1,478,474    $       (3,500)    $     1,474,974
             State                                           254,391            (8,248)            246,143
                                                     ---------------    --------------     ---------------

                                                     $     1,732,865    $      (11,748)    $     1,721,117
                                                     ===============    ==============     ===============

         Year Ended December 31, 1992,
             Federal                                 $     2,814,865    $     (137,691)    $     2,677,174
             State                                           467,988           (18,544)            449,444
                                                     ---------------    --------------     ---------------

                                                     $     3,282,853    $     (156,235)    $     3,126,618
                                                     ===============    ==============     ===============

         Year Ended December 31, 1991,
             Federal                                 $     2,998,234    $     (332,545)    $     2,665,689
             State                                           499,553           (43,484)            456,069
                                                     ---------------    --------------     ---------------

                                                     $     3,497,787    $     (376,029)    $     3,121,758
                                                     ===============    ==============     ===============

     The reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                          1993                 1992               1991
                                                     ---------------      -------------       ------------
         Provision for taxes at statutory
           rates (34%)                               $     1,483,147    $     2,780,300    $     2,821,519

         State income taxes, net of federal
           tax benefit                                       158,193            296,633            301,005

         Other                                                79,777             49,685              (766)
                                                     ---------------    ---------------     -------------

                 Tax expense                         $     1,721,117    $     3,126,618    $     3,121,758
                                                     ===============    ===============    ===============


                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

     Deferred income tax provisions result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences are as follows:

                                                                     Years Ended December 31,
                                                     ----------------------------------------------------
                                                          1993                1992              1991
                                                     --------------       ------------     --------------
         Net effect of development and
         other costs                                 $      (80,256)    $     (171,402)    $     (290,737)

         Net profit realized, applicable to
         sales reported on the installment
         basis for tax purposes                             (10,938)           (79,355)           (78,508)

         Net effect of decrease (increase)
         in reserve for warranties on
         houses and condominiums                           (156,920)           196,022           (100,222)

         Net effect of uniform cost
         capitalization and percentage
         of completion                                      218,765           (102,527)           110,508

         Net effect of depreciation                          17,601              1,027            (17,070)
                                                      -------------     --------------     --------------

                                                     $      (11,748)    $     (156,235)    $     (376,029)
                                                     ==============     ==============     ==============

NOTE I - CUSTOMER DEPOSITS

     Certain customer deposits, pursuant to statutory regulations of the State of Florida or by agreement between the buyer and seller, are held in segregated bank accounts. At December 31, 1993 and 1992, cash in the amounts of $385,320 and $954,744, respectively, was so restricted.

     The Company entered into an escrow agreement with a bank and the Division of Florida Land Sales and Condominiums which allowed the Company to use customer deposits which were previously maintained in an escrow account. Deposits of up to $4,000,000 in 1993 and $3,000,000 in 1992, which could be released to the Company, are guaranteed by performance bonds aggregating $4,500,000 for 1993 and $2,500,000 for 1992.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE J - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities include the following:

                                                                      1993                  1992
                                                                ---------------        ---------------
         Accrued interest                                       $     4,010,417        $     1,102,216
         Reserve for warranties on houses and
            condominiums                                              2,263,715              1,846,709
         Other accrued liabilities                                      883,618                667,197
                                                                ---------------        ---------------
                                                                $     7,157,750        $     3,616,122
                                                                ===============        ===============

NOTE K - DEBENTURES AND SENIOR NOTES

     Debentures are comprised as follows:

                                                                      1993                  1992
                                                                ---------------        ---------------
         12 1/2% senior notes due January 15,
            2003 with an effective interest rate of
            13.02% (a)                                          $    70,000,000        $             -
         12 7/8% subordinated debentures due
            July 15, 2000 with an effective interest
            rate of 14.35% (b)                                                -             25,000,000
         Unamortized discount                                        (1,812,306)            (1,234,090)
         Cost of bonds held in treasury                                       -               (812,000)
         Sinking fund payment                                                 -             (5,625,000)
                                                                ---------------        ---------------

                                                                $    68,187,694        $    17,328,910
                                                                ===============        ===============

         (a) On January 13, 1993, the Company issued 12 1/2% senior notes ("Notes"), due January 15, 2003. The Notes have a face value $70,000,000 and were issued at a discount of $1,930,000. The notes are senior unsecured obligations of the Company subject to redemption at the Company's option on or after January 15, 1998 at 105% of the principal amount and thereafter at prices declining annually to 100% of the principal amount on or after January 15, 2001.

         (b) On July 15, 1980, the Company issued 12 7/8% subordinated debentures due July 15, 2000. The debentures had a face value of $25,000,000 and were issued at a discount of $2,412,500. The debentures were subordinated in right of payment to all senior indebtedness and were subject to redemption at 100% of the principal amount. On February 16, 1993, the Company's 12 7/8% subordinated debentures were called for redemption at par (See Note F).


                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE K - DEBENTURES AND SENIOR NOTES - Continued

     The indenture under which senior notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002. The indenture, contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At December 31, 1993, approximately $1,165,376, of consolidated retained earnings were unrestricted as to payment of cash dividends under the indenture.

NOTE L - STOCK OPTIONS

     Under the Company's 1984 Employees' Stock Option Incentive Plan (the "Plan"), 100,000 shares of Class B common stock are reserved for issuance upon exercise of stock options. The Plan is designed as a means to retain and motivate key employees. The Board of Directors administers and interprets the Plan and is authorized to grant options thereunder to all key employees of the Company (approximately 20 persons), including officers and directors who are employees of the Company.

     The Plan provides for the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code) on such terms and at such prices as may be determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the mean between the high and low sales prices of the Class B common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercised more than five years after the date of the grant. No participant may be granted options for more than an aggregate of 5,000 shares. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. Options under the Plan may not be granted after April 26, 1994. No options have been granted to date under the Plan.

NOTE M - COMMON STOCK

     During the second quarter of 1992 the Company issued 832,000 shares of Class B common stock, par value $.10 per share, for $10.25 per share. The net proceeds from the sales were $7,978,880 after expenses, underwriting discounts and commissions.

                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE M - COMMON STOCK - Continued

     Class A common stock and Class B common stock have identical dividend rights with the exception that the Class B common stock is entitled to a $.025 per share additional dividend. Class A common stock is entitled to one vote per share, while Class B common stock is entitled to one-tenth vote per share. Holders of Class B common stock are entitled to elect 25% of the Board of Directors as long as the number of outstanding shares of Class B common stock is at least 10% of the number of outstanding shares of both classes of common stock. At the option of the holder of record, each share of Class A common stock may be converted at any time into one share of Class B common stock.

NOTE N - LEASING ARRANGEMENTS

    Rental properties

     In connection with certain housing developments, the Company leases recreation facilities. The Company also leases rental units. These leases are accounted for as operating leases.

     The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 1993 and 1992:

                                                                   1993                    1992
                                                                 ---------              ---------
               Land                                      $       7,172,279       $       7,184,696
               Buildings                                        23,130,421              23,237,989
               Furniture, fixtures and equipment                 1,075,321                 972,173
                                                                ----------              ---------
                                                                31,378,021              31,394,858
               Less accumulated depreciation                     6,374,930               5,422,403
                                                                ----------               ---------

                                                         $      25,003,091       $      25,972,455
                                                                ==========              ==========

     The following is a schedule of approximate future minimum rental income required under these leases as of December 31, 1993:

                                  1994                   $       2,483,000
                                  1995                             638,000
                                  1996                             637,000
                                  1997                             637,000
                                  1998                             637,000
                                  Thereafter                    55,250,000
                                                                ----------
                                                         $      60,282,000
                                                                ==========

                     Oriole Homes Corp. and Subsidiaries

           NOTES TO CONOSOLIDATED FINANCIAL STATEMENTS - CONTINUTED

NOTE N - LEASING ARRANGEMENTS - Continued

     Offices and Warehouse

     The Company leases its offices and warehouse under lease agreements extending through 1997, accounted for as operating leases. The following is a schedule, by years, of the approximate future minimum rental payments as of December 31, 1993:

                                  1994                      $      199,922
                                  1995                             199,922
                                  1996                             162,007
                                  1997                             134,922
                                                            --------------

                                                            $      696,773
                                                            ==============

     Total rent expense for the years ended December 31, 1993, 1992 and 1991 amounted to $199,922, $199,922 and $113,600, respectively.

NOTE O - DEFERRED COMPENSATION PLAN

     The Company has a defined contribution plan established pursuant to
     Section 401(K) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan amounted to approximately $60,851 in 1993, $56,962 in 1992 and $59,292 in 1991.

NOTE P - CONTINGENCIES

     In January 1993, an action was commenced against the Company, alleging that the Company breached an agreement to pay a commission in connection with the $70,000,000 12 1/2% senior notes debt offering. The complaint seeks up to $350,000 in compensatory damages and up to $500,000 in punitive damages from the Company. The Company believes that the suit is without merit, and the Company intends to litigate vigorously the asserted claims, and, in the opinion of management, this litigation will not have a material effect on the results of operations or the financial condition of the Company.

                       REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS



Board of Directors
Oriole Homes Corp.


We have audited the accompanying consolidated balance sheets of Oriole Homes Corp. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of Oriole Homes Corp. and Subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



GRANT THORNTON


Miami, Florida
February 4, 1994

ITEM 9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         This item is not applicable.

                                   PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The information required by this item of this part is incorporated by reference to Registrant's definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 11  EXECUTIVE COMPENSATION
         The information required by this item of this part is incorporated by reference to Registrant's definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information required by this item of this part is incorporated by reference to Registrant's definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 13  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
         The information required by this item of this part is incorporated by reference to Registrant's definitive proxy statement for the Annual Meeting of Shareholders.
                                   PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
(1)      1.      Financial Statements
                 The following consolidated financial statements of Oriole
                 Homes Corp. and subsidiaries are included in Part II of this annual report and in the Company's 1992 Annual Report to Shareholders.

                 Consolidated balance sheets as of December 31, 1993 and 1992. Consolidated statements of income for the three years ended December 31, 1993. Consolidated statements of cash flows for the three years ended December 31, 1993.

                 Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1993.

                 Notes to consolidated financial statements.

                 Reports of independent certified public accountants.

         Selected Quarterly Financial Data for the years ended December 31, 1993 and 1992 included in the Company's 1993 Annual Report to Shareholders which is incorporated by reference as Part II of this annual report.

         2.      Financial Statement Schedules

                 The following financial statement schedules of Oriole Homes Corp. and subsidiaries are included in Part IV of this report:
                          Reports of independent certified public accountants.
                          Schedule X - Supplementary income statement information.

         All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.      Exhibits                                                                                                      Page No.
                                                                                                                      --------
 3.1    Articles of Incorporation of Registrant                                                                            *
 3.2    By-Laws of Registrant                                                                                              *
 4.1    Form of indenture between the Registrant and Sun First National Bank of Orlando, as Trustee (Filed as
        Exhibit 2.3) to the Registrant's Amendment No. 1 to Form S-7 Registration Statement filed on July 22,
        1980.
 10.1   Lease Agreement, dated May 7, 1991 between Oriole Homes Corp. and Arbors Associates, Ltd.                          *
 10.3   Mortgage Note payable to Home Life Insurance Company on October 1, 1994                                            *
 10.4   Mortgage Modification and Mortgage Note payable to The Manufacturers Life Insurance Company on May 1,              *
        1995.
 10.6   Registrant's 401(k) Defined Contribution Benefit Plan                                                              *
 10.7   Joint Venture between the Company and Regency Homes, Inc. dated December 31, 1993.

 22.1   List of Registrant's Subsidiaries (Filed as Exhibit 22 to the Company's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
 (*)    Filed as exhibits to the Registration Statement of the Registrant on Form S-2 declared effective on
        January 13, 1993. (File No. 33-51680).
 (2)    Reports on Form 8-K
        There were no reports on Form 8-K for the three months ended December 31, 1993.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      ORIOLE HOMES CORP. AND SUBSIDIARIES



                    COLUMN A                                   COLUMN B

                                                           CHARGED TO COSTS AND EXPENSES
                      ITEM


                                                                 1993                 1992                 1991
                                                           --------------       ---------------      ---------------
                    Maintenance and Repairs                $     694,237        $      437,159       $      714,887
                    Taxes, other than payroll              $   1,683,925        $    1,553,648       $    1,641,671
                         and income taxes
                    Advertising Costs                      $   2,010,459        $    1,750,935       $    1,995,412


                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be Signed on its behalf by the undersigned, thereunto duly authorized.
                                        ORIOLE HOMES CORP.


DATE     March 2, 1994                                              s/R. D. Levy
         -------------                                              ------------
                                                                    R.D. Levy, Chairman of the Board
                                                                    Chief Executive Officer, Director


DATE     March 2, 1994                                              s/A. Nunez
         -------------                                              ----------
                                                                    A. Nunez, Senior Vice President,
                                                                    Treasurer, Chief Financial Officer,
                                                                    Chief Accounting Officer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has also been signed by the following persons on behalf of the Registrant in the capacities indicated.
                        MEMBER OF THE BOARD OF DIRECTORS

DATE     March 2, 1994                                              s/Harry A. Levy
         -------------                                              ---------------
                                                                    Harry A. Levy, Director

DATE     March 2, 1994                                              s/E. E. Hubshman
         -------------                                              ----------------
                                                                    E.E. Hubshman, Director

DATE     March 2, 1994                                              s/Mark A. Levy
         -------------                                              --------------
                                                                    Mark A. Levy, Director

DATE     March 2, 1994                                              s/Eugene H. Berns
         -------------                                              -----------------
                                                                    Eugene H. Berns, Director

DATE     March 2, 1994                                              s/Donald C. McClosky
         -------------                                              --------------------
                                                                    Donald C. McClosky, Director

DATE     March 2, 1994                                              s/Richard E. Deems
         -------------                                              ------------------
                                                                    Richard E. Deems, Director

DATE     March 2, 1994                                              s/Paul R. Lehrer
         -------------                                              ----------------
                                                                    Paul R. Lehrer, Director
