Form 10-Q
period 1994-03-31
ORIOLE HOMES CORP
filed 1994-05-06
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: March 31, 1994              Commission File No. 1-6963


                               ORIOLE HOMES CORP.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     Florida                                59-1228702
- --------------------------------------------------  --------------------------
        (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                 Identification No.)



1690 S. Congress Ave., Suite 200 Delray Beach, Fl.            33445
- --------------------------------------------------  --------------------------
    (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (407) 274-2000



- --------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                 Class                            Outstanding at March 31, 1994
- -------------------------------------             -----------------------------
Common Stock, Class A, par value $.10                       1,895,549
Common Stock, Class B, par value $.10                       2,729,975

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                   March 31,       December 31,
                                                     1994              1993
                                                  (Unaudited)        (Audited)
                                                 ------------      ------------
 Cash and cash equivalents                       $  9,513,927      $ 14,650,532
                                                 ------------      ------------
 Receivables:
   Mortgage notes                                   1,891,186         1,618,659
   Other                                                    -             4,000
                                                 ------------      ------------
                                                    1,891,186         1,622,659
                                                 ------------      ------------
 Inventories:
   Land                                           112,423,461       111,959,716
   Houses and condominiums completed or
     under construction                            39,872,134        38,057,470
   Model houses and condominiums                    2,446,177         2,416,948
                                                 ------------      ------------
                                                  154,741,772       152,434,134
   Less: Estimated costs of completion
           included in inventories                 22,093,302        24,031,951
                                                 ------------      ------------
                                                  132,648,470       128,402,183
                                                 ------------      ------------
 Property and equipment (at cost):
   Land                                             7,171,689         7,172,279
   Buildings                                       23,010,742        23,130,421
   Furniture, fixtures and equipment                5,364,379         5,357,097
                                                 ------------      ------------
                                                   35,546,810        35,659,797
   Less: Accumulated depreciation                  10,025,227         9,920,818
                                                 ------------      ------------
                                                   25,521,583        25,738,979
                                                 ------------      ------------
 Other:
   Prepaid expenses                                 2,101,176         1,812,081
   Unamortized debt issuance costs                  2,512,333         2,497,438
   Investment in and advances to joint venture      3,516,399         3,500,000
   Land held for investment (at cost)               2,791,450         2,791,450
   Other assets                                     1,260,499           727,271
                                                 ------------      ------------
                                                   12,181,857        11,328,240
                                                 ------------      ------------
 Total Assets                                    $181,757,023      $181,742,593
                                                 ============      ============


 See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      March 31,          December 31,
                                                         1994                1993
                                                     (Unaudited)           (Audited)
                                                    ------------         ------------
 Liabilities:
   Notes payable - banks                            $     10,000         $     96,317
   Mortgage notes payable                             14,506,251           14,399,479
   Accounts payable                                    5,858,363            6,507,891
   Dividends payable                                           -              762,078
   Customer deposits                                   9,515,688            6,091,570
   Income taxes payable                                  202,897              647,326
   Accrued expenses and other liabilities              5,473,883            7,157,750
   Deferred income taxes                                 753,235              850,908
   12 1/2% Senior Notes due January 15, 2003,
     net of $1,779,814 discount in 1994 and
     $1,812,306 discount in 1993                      68,220,186           68,187,694
                                                    ------------         ------------
 Total Liabilities                                   104,540,503          104,701,013

 Shareholders' Equity:
   Class A common stock, $.10 par value
     Authorized - 10,000,000 shares
     Issued and outstanding -
       1,895,549 in 1994 and in 1993                     189,555              189,555
   Class B common stock, $.10 par value
     Authorized - 10,000,000 shares
     Issued and outstanding -
       2,729,975 in 1994 and in 1993                     272,998              272,998
     Additional paid-in capital                       19,267,327           19,267,327
     Retained earnings                                57,486,640           57,311,700
                                                    ------------         ------------
 Total Shareholders' Equity                           77,216,520           77,041,580
                                                    ------------         ------------
 Total Liabilities and Shareholders' Equity         $181,757,023         $181,742,593
                                                    ============         ============


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                ------------------------------
                                                    1994              1993
                                                -----------        -----------
Revenues:
  Sale of houses and condominiums               $20,515,583        $17,983,802
  Sale of land                                      186,010                  -
  Other operating revenues                          881,747          1,025,574
  Gain on sale of property and land
    held for investment, net                         20,958              7,252
  Interest, rentals and other income                739,426            882,764
                                                -----------        -----------
                                                 22,343,724         19,899,392
                                                -----------        -----------
Costs and Expenses:
  Cost of houses and condominiums sold           17,485,479         14,636,651
  Cost of land sold                                 159,738                  -
  Costs relating to other operating revenues        647,935            598,101
  Selling, general and administrative
    expenses                                      3,770,404          3,685,136
  Interest costs incurred                         2,555,768          2,474,763
  Interest capitalized (deduct)                  (2,555,768)        (2,317,932)
                                                -----------        -----------
                                                 22,063,556         19,076,719
                                                -----------        -----------
Income before provision for income taxes
  and extraordinary item                            280,168            822,673

Provision for income taxes                          105,228            309,329
                                                -----------        -----------
Income before extraordinary item                    174,940            513,344

Extraordinary Item-Loss on repurchase of debt
  (less applicable income taxes of $602,906)              -           (999,288)
                                                -----------        -----------
Net Income (Loss)                               $   174,940        $  (485,944)
                                                ===========        ===========
Earnings per Class A and
  Class B Common Share:
  Net income before extraordinary item          $       .04        $       .11
  Extraordinary item                                      -               (.22)
                                                -----------        -----------
Total Net Income (Loss)                         $       .04        $      (.11)
                                                ===========        ===========
Average Number of Class A and Class B
  Common Shares Outstanding                       4,625,524          4,625,524
                                                ===========        ===========
Dividends per Class A Common Share              $         -        $       .40
                                                ===========        ===========
Dividends per Class B Common Share              $         -        $      .425
                                                ===========        ===========


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)

                                                                                 March 31,
                                                                       ---------------------------
                                                                           1994           1993
                                                                       -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                    $   174,940    $   (485,944)
                                                                       -----------    ------------

  Adjustments to reconcile net income to net
    cash (used in) operating activities
      Depreciation                                                         302,723         301,817
      Amortization                                                          92,597       1,665,417
      Deferred income taxes                                                (97,673)       (502,422)
      Gain on sale of property and equipment and other assets              (20,959)         (7,252)
  Changes in assets and liabilities
    (Increase) in receivables                                             (268,527)       (214,960)
    (Increase) in inventories                                           (4,246,287)     (6,153,534)
    (Increase) decrease in other assets                                   (822,323)        128,522
    (Decrease) increase in accounts payable                               (649,528)         21,345
    Increase in customer deposits                                        3,424,118       1,821,151
    (Decrease) in income taxes payable                                    (444,429)       (207,017)
    (Decrease) increase in accrued expenses and other liabilities       (1,683,867)        884,552
                                                                       -----------     -----------
       Total adjustments                                                (4,414,155)     (2,262,381)
                                                                       -----------     -----------
       Net cash (used in) operating activities                          (4,239,215)     (2,748,325)
                                                                       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in joint venture                                              (16,399)              -
  Capital expenditures                                                    (181,133)        (88,388)
  Proceeds from the sale of property
    and equipment and other assets                                         116,765          22,800
                                                                       -----------     -----------

      Net cash (used in) investing activities                              (80,767)        (65,588)
                                                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage notes                                             106,814               -
  Payment of mortgage notes                                                    (42)            (39)
  Repayments under line of credit agreements                               (86,317)    (13,000,000)
  Payment of term loan                                                           -     (22,000,000)
  Repurchase of debentures                                                       -     (18,563,000)
  Proceeds of Senior Notes (net)                                                 -      68,069,400
  Senior notes issuance cost                                               (75,000)     (2,453,038)
  Dividends paid                                                          (762,078)     (1,918,459)
                                                                       -----------    ------------
      Net cash (used in) provided by financing activities                 (816,623)     10,134,864
                                                                       -----------    ------------
NET (DECREASE) INCREASE IN CASH                                         (5,136,605)      7,320,951

CASH AT BEGINNING OF PERIOD                                             14,650,532       6,942,103
                                                                       -----------    ------------
CASH AT END OF PERIOD                                                  $ 9,513,927    $ 14,263,054
                                                                       ===========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest (net of amount capitalized)                                 $ 2,155,008     $         -
  Income taxes                                                         $   647,330     $   415,862


See notes to consolidated financial statements

FORM 10Q

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated balance sheet as of March 31, 1994, the related statements of income and cash flows for the three months ended
         March 31, 1994 and 1993 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

         Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders.

         Certain balances have been reclassified to conform to the current year presentation.

   2. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results for the entire year.

   3.    Affiliated Companies.

         The Company does not have investments in affiliated companies.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.       Backlog of Contracts for Sales of Houses and Condominiums

                                    March 31, 1994           December 31, 1993
                                 --------------------      --------------------
                                 Units      Amounts        Units      Amounts
                                 -----    -----------      -----    -----------
         Single-Family Homes      107     $18,705,442        81     $14,068,923
         Multi-Family             251      38,352,892       176      25,286,538
                                 -----    -----------      -----    -----------

         Total                    358     $57,058,334       257     $39,355,461
                                 =====    ===========      =====    ===========

5.       Following is a computation of earnings per share:

                                                       Three Months Ended
                                                    -------------------------
                                                      3/31/94        3/31/93
                                                    ----------     ----------
         Income before extraordinary item           $  174,940     $  513,344
         Extraordinary item                                  -       (999,288)
                                                    ----------     ----------
         Net Income (Loss)                          $  174,940     $ (485,944)
                                                    ==========     ==========
         Weighted average number of
           common shares outstanding                 4,625,524      4,625,524
                                                    ==========     ==========
         Earnings per share before
           extraordinary item                       $      .04     $      .11
         Extraordinary item                                  -           (.22)
                                                    ----------     ----------
         Total earnings (loss) per share            $      .04     $     (.11)
                                                    ==========     ==========

6.       Credit commitments

         On January 13, 1993, the Company issued its 12 1/2% Senior Notes ("Notes"), due January 15, 2003. The Notes have a face value of $70,000,000 and were issued at a discount of $1,930,600. The Notes are senior unsecured obligations of the Company subject to redemption at the Company's option on or after January 15, 1998, at 105% of the principal amount and thereafter at prices declining annually to 100% of the principal amount on or after January 15, 2001.

         The indenture under which the Notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002.

         The indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, repurchases or issuances of capital stock or subordinated indebtedness.

         A portion of the proceeds of the Notes offering was used to repay all debt outstanding under the Company's bank credit agreement, and the redemption at par of the Company's outstanding 12 7/8% Subordinated Debentures due July 15, 2000. The balance of the proceeds were added to the Company's working capital.

         On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. As of March 31, 1994, the outstanding loan balance was $10,000.

                                                                  GRANT THORNTON


Board of Directors
Oriole Homes Corp.



We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of March 31, 1994, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 4, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Grant Thornton
Miami, Florida
April 29, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1994, COMPARED TO THREE MONTHS ENDED MARCH 31, 1993

The Company's revenues from home sales increased $2.5 million (or 14.1%) during the first quarter of 1994 as compared to the same period in 1993. The Company delivered 154 homes in the 1994 quarter compared to 145 in the same period of 1993, with an increase of 7.4% in the average selling price of homes delivered (from $124,026 to $133,218). The number of new contracts signed (255) and the aggregate dollar value of those contracts ($38.2 million) increased in 1994 from 244 and $30.4 million in the 1993 period. The Company anticipates that our second quarter revenues and earnings will be lower than those recorded in the second quarter of 1993 and the recently ended first quarter of 1994. However, the Company expects sales to rebound in the third and fourth quarters of this year.

Other operating revenues decreased to $.9 million during the first quarter of 1994 from $1.0 million in the same period of 1993 as a result of a refund in previously paid real estate taxes that was shown in the first quarter of 1993. Interest, rentals and other income decreased from $.9 million for $.7 million, reflecting the absence in 1994 of larger interest income on short term investments that was shown in 1993.

Cost of home sales increased to $17.5 million in 1994 from $14.6 million in 1993 mainly as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of homes sold increased to 85.2% from 81.4%. Gross margins during the first quarter of 1994 have decreased due to increased construction costs and the inability of the Company, due to market conditions, to immediately pass those increases on to customers.

Selling, general and administrative expenses remained at approximately the same level in the 1994 period as compared to the 1993 first quarter, but as a percentage of total revenues, these expenses decreased to 16.9% from 18.6% in the same period of 1993.

Net income before extraordinary item in the 1994 first quarter decreased to $.2 million from $.5 million in the comparable period 1993. The decrease is attributed mainly to lower margins from sales of houses and condominiums. Net results from the 1993 first quarter were affected by nonrecurring extraordinary expenses in the amount of $999,288, net of income taxes, in connection with early redemption on February 16, 1993 of the 12 7/8% Subordinated Debentures due July 15, 2000 and the early repayment of a bank credit agreement.

The value of the Company's backlog of undelivered housing, which reflects new sales contracts that have yet to close, increased 36% to $57,058,334 (representing 358 units) as of March 31, 1994, from $41,920,318 (representing 339 units) as of March 31, 1993. The average per unit value of the Company's Backlog now stands at $159,381, representing an increase of 29% over the $123,659 recorded at the end of 1993's first quarter. Included in this year's backlog is 22 units from the upscale project Fairway Point valued at a total of $10,610,915, or an average of $482,314 per unit. If the Fairway Point units are eliminated, the backlog as of March 31, 1994 would have consisted of 336 units with a value of $46,447,419, or an average of $138,236 per unit, as compared to 245 units with a value of $33,965,511, or $138,635 per unit, as of December 31, 1993.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed its working capital needs through funds generated by operations, borrowings and the issuance of common stock.


                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The March 31, 1994 unaudited Financial Statements included in this form 10-Q have been reviewed by Grant Thornton, in accordance with established professional standards and procedures for such a review.

(a) Joint Venture Agreement re: Regency Lakes

(b) There were no reports on Form 8-K for the three months ended March 31, 1994.

                                   SIGNATURES




Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ORIOLE HOMES CORP
                                            -----------------
                                              (Registrant)


Date:  May 5, 1994                          s/ R.D. Levy
- -----------------------                     -----------------------------------
                                            R.D. Levy,
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Director


Date:  May 5, 1994                          s/ A. Nunez
- -----------------------                     -----------------------------------
                                            A. Nunez, Senior Vice President
                                            Treasurer, Chief Financial Officer,
                                            Chief Accounting Officer, Director