Form 10-Q
period 1994-06-30
ORIOLE HOMES CORP
filed 1994-07-29
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended:  June 30, 1994                Commission File No. 1-6963


                               ORIOLE HOMES CORP.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Florida                                              59-1228702
- - --------------------------------                           --------------------
 (State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.                 33445
- - ---------------------------------------------------        --------------------
     (Address of principal executive offices)                    (Zip Code)



  Registrant's telephone number, including area code: (407) 274-2000



- - -------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---   ---


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

            Class                               Outstanding at June 30, 1994
- - -------------------------------------           ----------------------------
Common Stock, Class A, par value $.10                      1,895,549
Common Stock, Class B, par value $.10                      2,729,975

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS


                                                     June 30,          December 31,
                                                      1994                1993
                                                    (Unaudited)         (Audited)
                                                 --------------      ------------
 Cash and cash equivalents                       $    4,634,418      $ 14,650,532
                                                 --------------      ------------

 Receivables:
   Mortgage notes                                     1,965,527         1,618,659
   Other                                                      -             4,000
                                                 --------------      ------------
                                                      1,965,527         1,622,659
                                                 --------------      ------------
 Inventories:
   Land                                             112,139,094       111,959,716
   Houses and condominiums completed or
     under construction                              51,212,974        38,057,470
   Model houses and condominiums                      2,502,014         2,416,948
                                                 --------------      ------------
                                                    165,854,082       152,434,134
   Less: Estimated costs of completion
                included in inventories              27,346,758        24,031,951
                                                 --------------      ------------
                                                    138,507,324       128,402,183
                                                 --------------      ------------
 Property and equipment (at cost):
   Land                                               7,171,220         7,172,279
   Buildings                                         22,898,188        23,130,421
   Furniture, fixtures and equipment                  5,404,222         5,357,097
                                                 --------------      ------------
                                                     35,473,630        35,659,797
   Less: Accumulated depreciation                    10,190,034         9,920,818
                                                 --------------      ------------
                                                     25,283,596        25,738,979
                                                 --------------      ------------
 Other:
   Prepaid expenses                                   2,797,120         1,812,081
   Unamortized debt issuance costs                    2,457,143         2,497,438
   Investment in and advances to joint venture        7,000,000         3,500,000
   Land held for investment (at cost)                 2,791,450         2,791,450
   Other assets                                       1,579,077           727,271
                                                 --------------      ------------
                                                     16,624,790        11,328,240
                                                 --------------      ------------

 Total Assets                                    $  187,015,655      $181,742,593
                                                 ==============      ============

 See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                   June 30,             December 31,
                                                    1994                  1993
                                                 (Unaudited)             (Audited)
                                                --------------        --------------
 Liabilities:
   Notes payable - banks                        $      10,000         $       96,317
   Mortgage notes payable                          14,611,711             14,399,479
   Accounts payable                                 6,258,184              6,507,891
   Dividends payable                                        -                762,078
   Customer deposits                               11,974,916              6,091,570
   Income taxes payable                                     -                647,326
   Accrued expenses and other liabilities           7,844,774              7,157,750
   Deferred income taxes                              753,844                850,908
   12 1/2% Senior Notes due January 15, 2003,
         net of $1,747,322 discount in 1994 and
         $1,812,306 discount in 1993               68,252,678             68,187,694
                                                -------------         --------------

 Total Liabilities                                109,706,107            104,701,013

 Shareholders' Equity:
   Class A common stock, $.10 par value
         Authorized - 10,000,000 shares
         Issued and outstanding -
             1,895,549 in 1994 and in 1993            189,555                189,555
   Class B common stock, $.10 par value
         Authorized - 10,000,000 shares
         Issued and outstanding -
             2,729,975 in 1994 and in 1993            272,998                272,998
         Additional paid-in capital                19,267,327             19,267,327
         Retained earnings                         57,579,668             57,311,700
                                                -------------         --------------
 Total Shareholders' Equity                        77,309,548             77,041,580
                                                -------------         --------------

 Total Liabilities and Shareholders' Equity     $ 187,015,655         $  181,742,593
                                                =============         ==============




 See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)



                                                               Six Months Ended                     Three Months Ended
                                                                  June 30,                                June 30,
                                                          ---------------------------           ---------------------------
                                                              1994          1993                     1994         1993
                                                          ------------  -------------           -------------- ------------
 Revenues:
     Sale of houses and condominiums                      $  36,762,606 $  35,819,322           $   16,247,023 $ 17,835,520
     Sale of land                                               872,483       418,444                  686,473      418,444
     Other operating revenues                                 1,731,133     1,871,952                  849,386      846,378
     Interest, rentals and other income                       1,670,114     1,551,625                  930,688      668,861
     Gain on sale of property and
        land held for investment, net                            56,177        16,486                   35,219        9,234
                                                          ------------- -------------           -------------- ------------
                                                             41,092,513    39,677,829               18,748,789   19,778,437
                                                          ------------- -------------           -------------- ------------

 Costs and Expenses:
     Cost of houses and condominiums sold                    31,419,697    29,166,448               13,934,218   14,530,267
     Cost of land sold                                          770,714       362,462                  610,976      361,992
     Costs relating to other operating revenues               1,307,996     1,182,168                  660,061      584,067
     Selling, general and administrative
       expenses                                               7,164,842     7,338,086                3,394,438    3,652,950
     Interest costs incurred                                  5,110,893     5,019,709                2,555,125    2,544,946
     Interest capitalized (deduct)                           (5,110,893)   (4,862,878)              (2,555,125)  (2,544,946)
                                                          ------------- -------------           -------------- ------------
                                                             40,663,249    38,205,995               18,599,693   19,129,276
                                                          ------------- -------------           -------------- ------------

 Income before provision for income taxes
   and extraordinary item                                       429,264     1,471,834                  149,096      649,161

 Provision for income taxes                                     161,296       581,361                   56,068      272,032
                                                          ------------- -------------           -------------- ------------

 Income before extraordinary item                               267,968       890,473                   93,028      377,129

 Extraordinary Item-Loss on
   repurchase of debt (less applicable
   income taxes of $602,906)                                         -       (999,288)                       -            -
                                                          ------------- -------------           -------------- ------------

 Net Income                                               $     267,968 $    (108,815)          $       93,028 $    377,129
                                                          ============= =============           ============== ============

 Earnings per Class A and
   Class B Common Share:
   Net income before extraordinary item                   $         .06 $         .20           $          .02 $        .09
   Extraordinary item                                                -           (.22)                       -            -
                                                          ------------- -------------           -------------- ------------

 Total Net Income                                         $         .06 $        (.02)          $          .02 $        .09
                                                          ============= =============           ============== ============
 Average Number of Class A and Class B
   Common Shares Outstanding                                  4,625,524     4,625,524                4,625,524    4,625,524
                                                          ============= =============           ============== ============

 Dividends per Class A Common Share                       $        -    $         .40           $           -  $          -
                                                          ============= =============           ============== ============

 Dividends per Class B Common Share                       $        -    $        .425           $          -   $          -
                                                          ============= =============           ============== ============

 See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)




                                                                                          June 30,
                                                                              ---------------------------------
                                                                                    1994               1993
                                                                              --------------     --------------
 CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income (Loss)                                                   $      267,968     $     (108,815)
                                                                              --------------     --------------

          Adjustments to reconcile net income to net
             cash (used in) operating activities
                  Depreciation                                                       613,388            619,127
                  Amortization                                                       180,279          1,762,441
                  Deferred income taxes                                              (97,064)           (69,678)
                  Gain on sale of property and equipment and other assets            (56,177)           (16,486)
          Changes in assets and liabilities
             (Increase) in investments                                                     -         (2,933,140)
             (Increase) in receivables                                              (342,868)          (582,719)
             (Increase) in inventories                                           (10,105,141)       (11,326,781)
             (Increase) in other assets                                           (1,836,845)        (1,090,842)
             (Decrease) increase in accounts payable                                (249,707)           283,653
             Increase in customer deposits                                         5,883,346          4,348,154
             (Decrease) in income taxes payable                                     (647,326)          (415,704)
             Increase in accrued expenses and other liabilities                      686,938          3,652,997
                       Total adjustments                                          (5,971,177)        (5,768,978)
                                                                              --------------     --------------
                       Net cash (used in) operating activities                    (5,703,209)        (5,877,793)
                                                                              --------------     --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
          Investment in joint venture                                             (3,500,000)                 -
          Capital expenditures                                                      (332,812)          (254,458)
          Proceeds from the sale of property
             and equipment and other assets                                          230,984             50,040
                                                                              --------------     --------------

                       Net cash (used in) investing activities                    (3,601,828)          (204,418)
                                                                              --------------     --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from mortgage notes                                               212,318                  -
          Repayments under line of credit agreements                                 (86,317)       (13,000,000)
          Payment of term loan                                                             -        (22,000,000)
          Repurchase of debentures                                                         -        (18,563,000)
          Proceeds of Senior Notes (net)                                                   -         68,069,400
          Senior notes issuance cost                                                 (75,000)        (2,453,038)
          Dividends paid                                                            (762,078)        (1,918,459)
                                                                              --------------     --------------
                       Net cash (used in) provided by financing activities          (711,077)        10,134,903
                                                                              --------------     --------------

 NET (DECREASE) INCREASE IN CASH                                                 (10,016,114)         4,052,692

 CASH AT BEGINNING OF PERIOD                                                      14,650,532          6,942,103
                                                                              --------------     --------------

 CASH AT END OF PERIOD                                                        $    4,634,418     $   10,994,795
                                                                              ==============     ==============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
          Interest (net of amount capitalized)                                $            -     $            -
          Income taxes                                                        $    1,042,331     $      579,200


 See notes to consolidated financial statements

FORM 10Q


                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The consolidated balance sheet as of June 30, 1994, the related statements of income and cash flows for the three and six months ended June 30, 1994 and 1993 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results for the entire year.

3.       Affiliated Companies.

         The Company does not have investments in affiliated companies.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Continued)



 4. Backlog of Contracts for Sales of Houses and Condominiums

                                                             June 30, 1994                        December 31, 1993
                                                        ------------------------            ---------------------------
                                                         Units        Amounts                Units             Amounts
                                                        -----        -----------            -----           -----------
   Single-Family Homes                                    115        $21,091,358               81           $14,068,923
   Multi-Family                                           314         49,449,528              176            25,286,538
                                                        -----        -----------            -----           -----------

   Total                                                  429        $70,540,886              257           $39,355,461
                                                        =====        ===========            =====           ===========

 5. Following is a computation of earnings per share:

                                                        Three Months Ended                       Six Months Ended
                                                   -----------------------------         -------------------------------
                                                   June 30, 1994   June 30, 1993         June 30, 1994     June 30, 1993
                                                   -------------     -----------         -------------       -----------
   Income before extraordinary item                $    93,028       $   377,129         $     267,968       $   890,473
   Extraordinary item                                        -                 -                     -          (999,288)
                                                   -----------       -----------         -------------       -----------
   Net Income (Loss)                               $    93,028       $   377,129         $     267,968       $  (108,815)
                                                   ===========       ===========         =============       ===========

   Weighted average number of
       common shares outstanding                     4,625,524         4,625,524             4,625,524         4,625,524
                                                   ===========       ===========         =============       ===========

   Earnings per share before
       extraordinary item                          $       .02       $       .09         $         .06       $       .20
   Extraordinary item                                        -                 -                     -              (.22)
                                                   -----------       -----------         -------------       -----------

   Total earnings (loss) per share                 $       .02       $       .09         $         .06       $      (.02)
                                                   ===========       ===========         =============       ===========



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

On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. As of June 30, 1994, the outstanding loan balance was $10,000.

                                                                      Suite 1100
                                                        Broward Financial Centre
                                                      500 East Broward Boulevard
                                                   Ft. Lauderdale, FL 33394-3095
                                                                    305-764-1235

                                                                FAX 305-764-1293





                                              Grant Thornton (LOGO)

                                                    Accountants and
                                                    Management Consultants

Board of Directors                                  The U.S. Member Firm of
Oriole Homes Corp.                                  Grant Thornton International


We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of June 30, 1994, and the related consolidated statements of income and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


/s/ Grant Thornton

Miami, Florida
July 22, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1994, COMPARED TO THREE MONTHS ENDED JUNE 30, 1993

The Company's revenues from home sales decreased $1.6 million (or 8.9%) during the second quarter of 1994 as compared to the same period in 1993. The Company delivered 123 homes in the 1994 quarter compared to 150 in the same period of 1993. The average selling price of homes delivered increased 11.1% (from $118,903 to $132,090). The Company entered into 198 new contracts with an aggregate dollar value of $29.7 million in the second quarter of 1994 compared to 221 new contracts with an aggregate dollar amount of $30.0 million in the 1993 period The Company attributes its drop in revenues largely to the preference of its customers to take delivery of their homes closer to the end of the calendar year. Therefore, the Company anticipates sales will rebound in the third and fourth quarters of this year.

Interest, rentals and other income increased from $.9 million from $.7 million in the same period of 1993 mainly due to interest generated from the Company's investment in a joint venture.

Cost of home sales decreased to $13.9 million in 1994 from $14.5 million in 1993 mainly as a result of the decrease in the number and dollar amount of homes delivered. As a percentage of home sales, cost of homes sold increased to 85.8% from 81.5%. Gross margins during the second quarter of 1994 were adversely affected due to increases in construction costs and the inability of the Company, due to market conditions, to immediately pass those increases on to customers.

Selling, general and administrative expenses decreased to $3.4 million in 1994 from $3.7 million in 1993, but as a percentage of total revenues, these expenses remained at approximately the same level.

Net income in the 1994 second quarter decreased to $.09 million from $.4 million in the comparable period of 1993. The decrease is attributed mainly to lower margins on sales of houses and condominiums.



SIX MONTHS ENDED JUNE 30, 1994, COMPARED TO SIX MONTHS ENDED JUNE 30, 1993

The Company's revenues from home sales increased $.9 million (or 2.6%). The Company delivered 277 homes in the first six months of 1994 as compared to 295 homes in 1993. The average selling price of homes delivered increased 9% from $121,421 to $132,717. New contracts signed (449) in 1994 and the amount of these new contracts ($67.9 million) increased from 465 new contracts representing $60.4 million in 1993.

Other operating revenues decreased from $1.9 million in 1993 to $1.7 million in 1994 as a result of a refund in 1993 of previously paid real estate taxes. Interest, rentals and other income increased from $1.6 million in 1993 to $1.7 million in 1994 mainly due to interest generated from the Company's investment in a joint venture.

Cost of sales increased from $29.2 million in 1993 to $31.4 million in 1994. As a percentage of sales, cost of sales increased from 81.4% in 1993 to 85.5% in 1994.

Selling, general and administrative expenses decreased from $7.3 million in 1993 to $7.2 million in 1994, and as a percentage of total revenues, decreased to 17.4% in 1994 from 18.5% in 1993.

Net income increased from a loss of $0.1 million in the first six months of 1993 to a gain of $0.3 million in the comparable period of 1994. Net income for the first six months of 1993 was affected by a nonrecurring extraordinary expense in the amount of $999,288 net of income taxes, or $.22 per share in connection with the early redemption of the Company's Subordinated Debentures and the early repayment of a bank credit agreement.

The dollar amount of the Company's backlog, which reflects new sales contracts that have yet to close, increased 30% to $70,540,886 (representing 429 units) as of June 30, 1994 from $54,094,315 (representing 410 units) as of June 30, 1993. The average per unit value of the Company's backlog now stands at $164,431, representing an increase of 25% over the $131,937 recorded at the end of 1993's second quarter. Included in this year's backlog are 29 units from the upscale project Fairway Point valued at a total of $14,129,340, or an average of $487,219 per unit. If the Fairway Point units are eliminated, the backlog as of June 30, 1994 would have consisted of 400 units with a value of $56,411,546, or an average of $141,029 per unit as compared to 245 units with a value of $33,965,511, or $138,635 per unit as of December 31, 1993.




FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs through funds generated from operations, borrowings and the issuance of common stock.

As of June 30, 1994, the Company had outstanding borrowings of approximately $82.8 million, including $68.3 of Senior Notes due 2003 (the "Senior Notes") and available cash and short term investments of approximately $4.6 million. At June 30, 1994 the Company also had available funds of approximately $10 million pursuant to available but unused credit facilities. The Company believes that the funds generated from operations and its borrowing availability under credit facilities will be sufficient to fund the Company's foreseeable working capital requirements, with the possible exception of land acquisitions.

As of June 30, 1994, the Company had invested $7 million in two Joint Ventures with a reputable South Florida building company. The joint venture agreements provide that the Company is to receive (1) a 10% return plus $4,000 as each of 112 units are sold; (2) a 15% return, plus $2,800 as each developed lot or dwelling unit is sold and 5% of the gross sales price on land sales. The Company's investment and its return are guaranteed by the other Joint Venturer and by the principal shareholder of the Joint Venturer.

                         PART II  -  OTHER INFORMATION

ITEM 4  -  RESULTS OF VOTES OF SHAREHOLDERS

(a) On May 9, 1994, a regular Annual Shareholders Meeting was held at the Company's headquarters located at 1690 South Congress Avenue, Delray Beach, FL 33445.

(b)  Not applicable.

(c)  The following matters were submitted to Shareholders:

       (1)  ELECTION OF DIRECTORS, CLASS A

                                                                                                      BROKERS
                                 FOR                 AGAINST                ABSTENTION                NON-VOTE
                                 ---                 -------                ----------                --------
R. D. Levy                    1,404,878                - 0 -                 10,523                    283,417

H. A. Levy                    1,404,778                100                   10,523                    283,417

E. E. Hubshman                1,404,878                - 0 -                 10,523                    283,417

A. Nunez                      1,404,878                - 0 -                 10,523                    283,417

E. H. Berns                   1,404,878                - 0 -                 10,523                    283,417


             ELECTION OF DIRECTORS, CLASS B

                                                                                                      BROKERS
                                 FOR                 AGAINST                ABSTENTION                NON-VOTE
                                 ---                 -------                ----------                --------
R. E. Deems                   1,548,796                - 0 -                 5,249                     413,524

D. C. McClosky                1,548,796                - 0 -                 5,249                     413,524

P. R. Lehrer                  1,548,796                - 0 -                 5,249                     413,524

       (2)  ADOPTION OF THE COMPANY'S 1994 STOCK OPTION PLAN FOR EMPLOYEES

                                                                                                      BROKERS
                                 FOR                 AGAINST                ABSTENTION                NON-VOTE
                                 ---                 -------                ----------                --------
                              1,290,715              36,140                  19,134                    516,356


(3)  ADOPTION OF THE COMPANY'S 1994 STOCK OPTION PLAN FOR NON-EMPLOYEE
DIRECTORS

                                                                                                      BROKERS
                                 FOR                 AGAINST                ABSTENTION                NON-VOTE
                                 ---                 -------                ----------                --------
                              1,323,030              30,524                  19,234                    492,356


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The June 30, 1994 unaudited Financial Statements included in this Form 10-Q have been reviewed by Grant Thornton in accordance with established professional standards and procedures for such a review.

There were no reports on Form 8-K for the six months ended June 30, 1994.

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




                                                      ORIOLE HOMES CORP
                                                      -----------------
                                                         (Registrant)



Date:   July 29, 1994
- - --------------------------
                                                      /s/ R. D. Levy
                                                      -------------------------
                                                      R. D. Levy,
                                                      Chief Executive Officer,




Date:   July 29, 1994
- - --------------------------
                                                      /s/ A. Nunez
                                                      -------------------------
                                                      A. Nunez
                                                      Chief Financial Officer,