Form 10-Q
period 1994-09-30
ORIOLE HOMES CORP
filed 1994-11-07
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 1994            Commission File No. 1-6963


                              ORIOLE HOMES CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               Florida                                      59-1228702
    -------------------------------                     -------------------
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                      Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.             33445
- - - --------------------------------------------------          ----------
    (Address of principal executive offices)                (Zip Code)



      Registrant's telephone number, including area code: (407) 274-2000



- - - --------------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                Class                        Outstanding at September 30, 1994
- - - -------------------------------------        ---------------------------------
Common Stock, Class A, par value $.10                   1,895,549
Common Stock, Class B, par value $.10                   2,729,975

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                                      September 30,     December 31,
                                                          1994             1993
                                                      (Unaudited)        (Audited)
                                                      ------------     ------------
 Cash and cash equivalents                            $  5,295,462     $ 14,650,532
                                                      ------------     ------------

 Receivables:
   Mortgage notes                                        1,514,056        1,618,659
   Other                                                         0            4,000
                                                      ------------     ------------
                                                         1,514,056        1,622,659
                                                      ------------     ------------
 Inventories:
   Land                                                114,793,863      111,959,716
   Houses and condominiums completed or
     under construction                                 50,703,780       38,057,470
   Model houses and condominiums                         2,486,676        2,416,948
                                                      ------------     ------------
                                                       167,984,319      152,434,134
   Less: Estimated costs of completion
     included in inventories                            30,897,730       24,031,951
                                                      ------------     ------------
                                                       137,086,589      128,402,183
 Property and equipment (at cost):
   Land                                                  7,171,220        7,172,279
   Buildings                                            22,612,530       23,130,421
   Furniture, fixtures and equipment                     5,433,933        5,357,097
                                                      ------------     ------------
                                                        35,217,683       35,659,797
   Less: Accumulated depreciation                       10,341,350        9,920,818
                                                      ------------     ------------
                                                        24,876,333       25,738,979
                                                      ------------     ------------
 Other:
   Prepaid expenses                                      2,347,945        1,812,081
   Unamortized debt issuance costs                       2,399,574        2,497,438
   Investment in and advances to joint venture           7,000,000        3,500,000
   Land held for investment (at cost)                    2,996,901        2,791,450
   Other assets                                          1,695,810          727,271
                                                      ------------     ------------
                                                        16,440,230       11,328,240
                                                      ------------     ------------
 Total Assets                                         $185,212,670     $181,742,593
                                                      ============     ============



 See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     September 30,    December 31,
                                                        1994             1993
                                                     (Unaudited)      (Audited)
                                                     ------------     ------------
Liabilities:
  Notes payable - banks                              $          -     $     96,317
  Mortgage notes payable                               14,824,365       14,399,479
  Accounts payable                                      6,305,850        6,507,891
  Dividends payable                                             -          762,078
  Customer deposits                                     9,687,677        6,091,570
  Income taxes payable                                    988,092          647,326
  Accrued expenses and other liabilities                6,311,802        7,157,750
  Deferred income taxes                                   532,916          850,908
  12 1/2% Senior Notes due January 15, 2003,
    net of $1,712,714 discount in 1994 and
    $1,812,306 discount in 1993                        68,287,286       68,187,694
                                                     ------------     ------------
  Total Liabilities                                   106,937,988      104,701,013

Shareholders' Equity:
  Class A common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      1,895,549 in 1994 and in 1993                       189,555          189,555
  Class B common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      2,729,975 in 1994 and in 1993                       272,998          272,998
  Additional paid-in capital                           19,267,327       19,267,327
  Retained earnings                                    58,544,802       57,311,700
                                                     ------------     ------------
  Total Shareholders' Equity                           78,274,682       77,041,580
                                                     ------------     ------------

Total Liabilities and Shareholders' Equity           $185,212,670     $181,742,593
                                                     ============     ============




See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                        Nine Months Ended               Three Months Ended
                                                          September 30,                    September 30,
                                                   --------------------------      ----------------------------
                                                       1994           1993             1994             1993
                                                   -----------    -----------      -----------     ------------
Revenues:
   Sale of houses and condominiums                 $68,882,909    $57,641,374      $32,120,303      $21,822,052
   Sale of land                                      1,523,945        558,900          651,462          140,458
   Other operating revenues                          2,560,858      2,741,535          829,725          869,593
   Interest, rentals and other income                2,648,388      2,334,410          978,274          782,785
   Gain on sale of property and
        land held for investment, net                  129,566         23,547           73,389           7,061
                                                   -----------    -----------      -----------     ------------
                                                    75,745,666     63,299,766       34,653,153      23,621,937
                                                   -----------    -----------      -----------     ------------

Costs and Expenses:
   Cost of houses and condominiums sold             57,406,030     46,935,005       25,986,333      17,768,557
   Cost of land sold                                 1,335,358        481,494          564,644         119,032
   Costs relating to other operating revenues        1,977,838      1,834,303          669,842         652,135
   Selling, general and administrative
        expenses                                    11,347,538     11,117,428        4,182,696       3,779,342
   Interest cost incurred                            7,785,220      7,598,751        2,674,327       2,579,042
   Interest capitalized (deduct)                    (7,353,087)    (7,441,920)      (2,242,194)     (2,579,042)
                                                   -----------    -----------      -----------     ------------
                                                    72,498,897     60,525,061       31,835,648      22,319,066
                                                   -----------    -----------      -----------     ------------

Income before provision for income taxes
   and extraordinary item                            3,246,769      2,774,705        2,817,505        1,302,871

Provision for income taxes                           1,251,589      1,085,527        1,090,293          504,166
                                                   -----------    -----------      -----------     ------------

Income before extraordinary item                     1,995,180      1,689,178        1,727,212          798,705

Extraordinary Item-Loss on
   repurchase of debt (less applicable
   income taxes of $602,906)                                 -       (999,288)               -               -
                                                   -----------    -----------      -----------     ------------

Net Income                                         $ 1,995,180    $   689,890      $ 1,727,212     $   798,705
                                                   ===========    ===========      ===========     ===========

Earnings per Class A and
   Class B Common Share:
        Net income before extraordinary item       $       .43    $       .37      $       .37      $       .17
                                                   -----------    -----------      -----------      -----------
        Extraordinary item                                   -           (.22)               -               -
                                                   -----------    -----------      -----------      -----------

Total Net Income                                   $       .43    $       .15      $       .37      $       .17
                                                   ===========    ===========      ===========      ===========

Average Number of Class A and Class B
   Common Shares Outstanding                         4,625,524      4,625,524        4,625,524        4,625,524
                                                   ===========    ===========      ===========      ===========

Dividends per Class A Common Share                 $       .15    $       .40      $       .15      $         -
                                                   ===========    ===========      ===========      ===========

Dividends per Class B Common Share                 $      .175    $      .425      $      .175      $         -
                                                   ===========    ===========      ===========      ===========

See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)

                                                                                                      September 30,
                                                                                           -------------------------------------
                                                                                               1994                     1993
                                                                                           -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                              $ 1,995,180               $   689,890

   Adjustments to reconcile net income to net
        cash (used in) operating activities
             Depreciation                                                                      922,633                   937,329
             Amortization                                                                      272,456                 1,816,841
             Deferred income taxes                                                            (317,992)                 (143,525)
             Gain on sale of property and equipment and other assets                          (129,566)                  (23,547)
   Changes in assets and liabilities
        Decrease in receivables                                                                108,603                   119,203
        (Increase) in inventories                                                           (8,684,406)              (20,104,105)
        (Increase) in other assets                                                          (1,504,403)                 (308,990)
        (Decrease) increase in accounts payable                                               (202,041)                  651,420
        Increase in customer deposits                                                        3,596,107                 3,775,949
        Increase (decrease) in income taxes payable                                            340,766                  (388,097)
        Increase (decrease) in accrued expenses and other liabilities                         (846,078)                2,313,900
                                                                                           -----------               -----------
             Total adjustments                                                              (6,443,921)              (11,353,622)
                                                                                           -----------               -----------
             Net cash (used in) operating activities                                        (4,448,741)              (10,663,732)
                                                                                           -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in joint ventures                                                             (3,500,000)                        -
   Land held for investment                                                                   (205,451)                        -
   Capital expenditures                                                                       (421,193)                 (320,759)
   Proceeds from the sale of property
        and equipment and other assets                                                         490,772                    64,920
                                                                                           -----------               -----------
             Net cash (used in) investing activities                                        (3,635,872)                 (255,839)
                                                                                           -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage notes                                                                425,016                         -
   Borrowings under line of credit agreements                                                9,500,000                 3,696,317
   Repayments under line of credit agreements                                               (9,596,317)              (16,500,000)
   Payment of term loan                                                                              -               (22,000,000)
   Repurchase of Debentures                                                                          -               (18,563,000)
   Proceeds of Senior Notes (net)                                                                    -                68,099,906
   Senior notes issuance cost                                                                  (75,000)               (2,681,680)
   Dividends paid                                                                           (1,524,156)               (1,918,459)
                                                                                           -----------               -----------
             Net cash (used in) provided by financing activities                            (1,270,457)               10,133,084
                                                                                           -----------               -----------

NET DECREASE IN CASH                                                                        (9,355,070)                 (786,487)

CASH AT BEGINNING OF PERIOD                                                                 14,650,532                 6,942,103
                                                                                           -----------               -----------
CASH AT END OF PERIOD                                                                      $ 5,295,462               $ 6,155,616
                                                                                           ===========               ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest (net of amount capitalized)                                                    $ 2,520,041               $         -
   Income taxes                                                                            $ 1,228,815               $ 1,014,243

See notes to consolidated financial statements

FORM 10Q


                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The consolidated balance sheet as of September 30, 1994, the related statements of income and cash flows for the three and nine months ended September 30, 1994 and 1993 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results for the entire year.

3.       Affiliated Companies.

         The Company does not have investments in affiliated companies.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


 4.  Backlog of Contracts for Sales of Houses and Condominiums

                                                                        September 30, 1994          December 31, 1993
                                                                       ---------------------      ---------------------
                                                                         Units   Amounts           Units      Amounts
                                                                       -------- ------------      -------  ------------
   Single-Family Homes                                                    106   $ 20,719,916          81   $ 14,068,923
   Multi-Family                                                           243     37,715,592         176     25,286,538
                                                                          ---   ------------         ---   ------------
   Total                                                                  349   $ 58,435,508         257   $ 39,355,461
                                                                          ===   ============         ===   ============


 5.  Following is a computation of earnings per share:

                                                                     Three Months Ended         Nine Months Ended
                                                                   ----------------------     --------------------
                                                                         September 30,             September 30,
                                                                      1994         1993         1994         1993
                                                                   ---------    ---------     --------     -------
   Income before extraordinary item                                $1,727,212   $  798,705    $1,995,180  $ 1,689,178
   Extraordinary item                                                       -            -             -     (999,288)
                                                                   ----------   ----------    ----------  -----------

   Net Income                                                      $1,727,212   $  798,705    $1,995,180  $   689,890
                                                                   ==========   ==========    ==========  ===========

   Weighted Average number of
       common shares outstanding                                    4,625,524    4,625,524     4,625,524    4,625,524
                                                                   ==========   ==========    ==========  ===========

   Earnings per share before
       extraordinary item                                          $     0.37   $     0.17    $     0.43  $      0.37
   Extraordinary item                                                       -            -             -         (.22)
                                                                   ----------   ----------    ----------  -----------

   Total earnings per share                                        $     0.37   $     0.17    $     0.43  $      0.15
                                                                   ==========   ==========    ==========  ===========


 6.  Credit commitments

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

     The indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, repurchase or issue capital stock or subordinated indebtedness.

     A portion of the proceeds of the Notes offering was used to repay all debt outstanding under the Company's bank credit agreement, and the redemption at par of the Company's outstanding 12 7/8% Subordinated Debentures due July 15, 2000. The balance of the proceeds was added to the Company's working capital.

     On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. As of September 30, 1994, there was no amount outstanding.

                                                    Suite 1200
                                                    777 Brickell Avenue
                                                    Miami, FL  33131-2867
                                                    305 377-9900
                                                    FAX 305 377-9130





                                              GRANT THORNTON

                                                    Accountants and
                                                    Management Consultants

                                                    The U.S. Member Firm of
                                                    Grant Thornton International
Board of Directors
Oriole Homes Corp.


We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of September 30, 1994, and the related consolidated statements of income and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, shareholder's equity, and cash flows for the year then ended (not presented herein) and in our report dated February 4, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GRANT THORNTON

Miami, Florida
October 26, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1994, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1993

The Company's revenues from home sales increased $10.3 million (or 47%) during the third quarter of 1994 as compared to the same period in 1993. The Company delivered 204 homes in the 1994 quarter compared to 168 in the same period of 1993. The average selling price of homes delivered increased 21.2% (from $129,893 to $157,452). The Company entered into 124 new contracts with an aggregate dollar value of $20.0 million in the third quarter of 1994 compared to 168 new contracts with an aggregate dollar amount of $25.1 million in the 1993 period. The Company attributes its increase in revenues largely to the deliveries of 16 upscale multi-family units in the Fairway Point project with an average selling price of $455,642 per unit.

Interest, rentals and other income increased to $1.0 million from $.8 million in the same period of 1993 mainly due to interest generated from the Company's investment in a joint venture.

Cost of home sales increased to $26.0 million in 1994 from $17.8 million in 1993 mainly as a result of the increase in the number and dollar amount of homes delivered. As a percentage of home sales, cost of homes sold decreased to 80.9% from 81.4%. Gross margins during the third quarter of 1994 were positively affected by the inclusion in 1994 of the sales at Fairway Point.

Selling, general and administrative expenses increased to $4.2 million in 1994 from $3.8 million in 1993, but as a percentage of total revenues, these expenses decreased to 12.1% in 1994 from 16.0% in 1993.

Net income in the 1994 third quarter increased to $1.7 million from $.8 million in 1993, and net income as a percentage of total revenues, 1994 reflects 5.0% as compared to 3.4% in 1993.



NINE MONTHS ENDED SEPTEMBER 30, 1994, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1993

The Company's revenues from home sales increased $11.2 million (or 19.5%). The Company delivered 481 homes in the first nine months of 1994 as compared to 463 homes in the same period of 1993. The average selling price of homes delivered increased 15% from $124,495 to $143,208. New contracts signed (573) in 1994 decreased 9% from the 633 units contracted in the same period of 1993, but the dollar amount of those contracts in 1994 increased to $88.0 million from $85.6 million in 1993 mainly because of the inclusion of 21 new sales contracts at the Fairway Point project at an average selling price of $524,903.

Other operating revenues decreased from $2.7 million in 1993 to $2.6 million in 1994 mainly as a result of a refund in 1993 of previously paid real estate taxes. Interest, rentals and other income increased from $2.4 million in 1993 to $2.8 million in 1994 mainly due to interest generated from the Company's investment in a joint venture.

Cost of sales increased from $46.9 million in 1993 to $57.4 million in 1994. As a percentage of sales, cost of sales increased from 81.4% in 1993 to 83.3% in 1994.

Selling, general and administrative expenses increased from $11.1 million in 1993 to $11.3 million in 1994, but as a percentage of total revenues, decreased to 15.0% in 1994 from 17.6% in 1993.

Net income increased from $.7 million in the first nine months of 1993 to $2.0 million in the comparable period of 1994. Net income for the first nine months of 1993 was affected by a nonrecurring extraordinary expense in the amount of $999,288, net of income taxes, or $.22 per share in connection with the early redemption of the Company's Subordinated Debentures and the early repayment of a bank credit agreement.

The dollar amount of the Company's backlog, which reflects new sales contracts that have yet to close, increased 1.8% to $58,435,508 (representing 349 units) as of September 30, 1994 from $57,390,440 (representing 410 units) as of September 30, 1993. The average per unit value of the Company's backlog now stands at $167,437, representing an increase of 19.6% over the $139,977 recorded at the end of 1993's third quarter. Included in this year's backlog are 17 units from the Fairway Point project valued at a total of $9,122,635, or an average of $536,626 per unit.




FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs through funds generated from operations, borrowings and the issuance of common stock.

As of September 30, 1994, the Company had outstanding borrowings of approximately $83.1 million, including $68.3 million of Senior Notes due 2003 (the "Senior Notes") and available cash and short term investments of approximately $5.3 million. At September 30, 1994 the Company also had available funds of approximately $10 million pursuant to available but unused credit facilities. The Company believes that the funds generated from operations and its borrowing availability under credit facilities will be sufficient to fund the Company's foreseeable working capital requirements, with the possible exception of land acquisitions.

As of September 30, 1994, the Company had invested $7 million in two joint ventures with a reputable South Florida building company. The Joint Ventures Agreements provide that the Company is to receive (1) a 10% return plus $4,000 as each of 108 units are sold; (2) a 15% return, plus $2,800 as each developed lot or dwelling unit is sold and 5% of the gross sales price on land sales. The Company's investment and its return are guaranteed by the other Joint Venturer and by the principal shareholder of the Joint Venturer.





ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The September 30, 1994 unaudited Financial Statements included in this Form 10-Q have been reviewed by Grant Thornton in accordance with established professional standards and procedures for such a review.

There were no reports on Form 8-K for the nine months ended September 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       ORIOLE HOMES CORP.
                                       ------------------
                                         (Registrant)

Date:  November 3, 1994                /s/ R. D. Levy
- - - -----------------------                -----------------------------------
                                       R.D. Levy,
                                       Chairman of the Board,
                                       Chief Executive Officer,
                                       Director




Date:  November 3, 1994                /s/ A. Nunez
- - - -----------------------                -----------------------------------
                                       A. Nunez, Senior Vice President
                                       Treasurer, Chief Financial Officer,
                                       Chief Accounting Officer, Director

                                EXHIBIT INDEX
                                -------------


Exhibit                                                            Sequentially
Number                     Exhibit                                 Numbered Page
- - - -------                    -------                                 -------------
  27                       Financial Data Schedule
                           (for SEC filing purposes only)