Form 10-K
period 1994-12-31
ORIOLE HOMES CORP
filed 1995-03-28
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ------------------------------

                                   FORM 10-K

 Annual Report pursuant to Section 13 of The Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1994
                                File No. 1-6963

                               ORIOLE HOMES CORP.
                               ------------------
     1690 South Congress Avenue, Suite 200, Delray Beach, Florida  33445
                                (407) 274-2000

                Florida                                59-1228702
- --------------------------------------    --------------------------------------
       (State of Incorporation)                  (I.R.S. Employer I.D.)

Securities registered pursuant of Section 12(b) of the act:

                                                 Name of Each Exchange on
          Title of Each Class                        Which Registered
- --------------------------------------    --------------------------------------
  Class A Common Stock, $.10 par Value            American Stock Exchange

  Class B Common Stock, $.10 par Value            American Stock Exchange

     12 1/2% Senior Notes due 2003

                     -----------------------------------

         The Registrant (1) HAS filed all reports required to be filed by
Section 13 of the Securities Exchange Act of 1934 during the preceding twelve months; and (2) HAS been subject to the filing requirements for at least the past 90 days.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         As of February 28, 1995, the Company had outstanding 1,893,349 shares of its Class A Common Stock and 2,732,175 shares of its Class B Common Stock.

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $32,378,668 as of February 28, 1995.

         Part II is partially incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, and Part III is incorporated by reference from the Registrant's Proxy statement for the 1995 Annual Meeting.

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

         Approximately 78 percent of Oriole's revenues are derived from sales in communities designed exclusively for active adults (age 55 and over), the fastest growing demographic segment in the United States. The Company alters its product mix to meet changes in the housing preferences of this market, which enjoys a high percentage of discretionary income. Home prices range from $100,000 to $170,000 in the Company's active adult communities except for Fairway Point, a new luxury project where prices range from $375,000 to $600,000. In 1994, approximately 70 percent of Oriole's sales of homes and condominiums in communities designed for active adults were cash sales. The sales prices of Oriole's residences averaged approximately $131,403 for condominiums and $175,442 for single-family homes during the year ended December 31, 1994.

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

                                                             Years Ended December 31,
                                   --------------------------------------------------------------------------
                                     1990             1991             1992             1993           1994
                                     ----             ----             ----             ----           ----
Total Sales
         Sales value               $85,549          $70,101          $89,423         $ 98,302        $110,116
         Number of homes               767              614              708              771             775

Total New Contracts
         Sales value               $70,697          $74,260          $91,216         $108,180        $100,109
         Number of homes               626              629              743              788             661

Total Backlog (1)
         Sales value               $23,525          $27,684          $29,477         $ 39,355        $ 29,348
         Number of homes               190              205              240              257             143

__________________________
(1) Backlog as of the end of the period.


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

         Product Diversification. The Company's homes appeal to a wide variety of buyers and lifestyles. Accordingly, the Company offers a diversity of home styles and price ranges at various locations, including waterfront communities. The Company sells single-family homes, patio homes, townhomes, villas, duplexes and low- and mid-rise condominiums. Home designs are continually reviewed and refined to reflect changing tastes. Sales prices presently range from approximately $70,000 to $600,000, and the average sales price of homes delivered during 1994 was approximately $142,100. See "Communities Currently Under Development or Construction."

         Southeast Florida Market. All but one of the Company's residential developments are located in Palm Beach and Broward counties, rapidly growing areas of Florida, and management anticipates that the Company's revenues will continue to be derived substantially from these markets. The Company also has 230 duplex units in Martin County, which is the county directly north of Palm Beach County. The Company believes that it has achieved certain competitive advantages by concentrating its efforts in southeast Florida, including (i) senior management's extensive knowledge of the local market, (ii) controls and cost savings, that result from the Company's centralized operations, and (iii) an experienced sales force.

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

         The Company's general policy is not to begin construction of single-family homes prior to the execution of a sales contract, which minimizes the costs and risk of completed but unsold inventory. The Company maintains a limited inventory of completed homes for sale primarily to families transferred to Florida by their employers. There were twenty single family homes completed and unsold in inventory (not including model homes) at December 31, 1994. In many instances, the Company will begin multi-family construction (duplex, townhouse, villa and multi-story complexes) when sales contracts are in effect for a predetermined percentage of the units. As of December 31, 1994, the Company's inventory included 102 unsold completed units in multi-family projects.

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

RESIDENTIAL PROJECTS AND PRODUCT LINES

The following table summarizes information as of December 31, 1994 with respect to the Company's principal projects under development or construction during 1994.


           Name and                                                         Units Sold and     Units Sold
          Location of            Year Development             Total Units   Delivered Thru    and Delivered
          Development                Started         Type       Planned          1994            in 1994
- -------------------------------  ----------------   ------    -----------   --------------    -------------
Lakeshore at University Park           1981          Mixed       1,160           426(3)             -
Miramar

Country Glen                           1993         Single         300             -                -
Cooper City                                         Family

Cypress Bend                           1980          Mixed       1,583         1,513(4)            33
Pompano Beach

Boca Springs                           1990         Single         214           186               54
Boca Raton                                          Family

Island Lakes                           1986         Single         240           239(5)            13
Boca Raton                                          Family

Whisper Walk                           1982         Active       1,446         1,446               18
Boca Raton                                           Adult

Fairway Point                          1993         Active          60            20               20
Boca Raton                                           Adult

Reflections                            1993          Mixed          56            56               56
Boca Raton

Huntington Pointe                      1989         Active       1,096         1,085              180
Delray Beach                                         Adult

Coral Lakes                            1992         Active       1,313            66               66
Delray Beach                                         Adult

           Name and
          Location of               Units Under      Units Under    Remaining
          Development             Construction(1)     Contract       Units(2)
- -------------------------------   ---------------    -----------    ---------
                                                At December 31, 1994
                                  -------------------------------------------
Lakeshore at University Park             -                -            200
Miramar

Country Glen                            14               21            279
Cooper City

Cypress Bend                             -                2             45
Pompano Beach

Boca Springs                            19                6             22
Boca Raton

Island Lakes                             -                -             -
Boca Raton

Whisper Walk                             -                -             -
Boca Raton

Fairway Point                           30               13             27
Boca Raton

Reflections                              -                -             -
Boca Raton

Huntington Pointe                        -                6              5
Delray Beach

Coral Lakes                             48               37          1,210
Delray Beach



                                                                     (continued)

           Name and                                                         Units Sold and     Units Sold
          Location of            Year Development             Total Units   Delivered Thru    and Delivered
          Development                Started         Type       Planned          1994            in 1994
- -------------------------------  ----------------   ------    -----------   --------------    -------------
Palm Isles                             1991         Active        992             675             258
Boynton Beach                                        Adult

Majestic Isles                         1994         Active        450              -                -
Boynton Beach (6)                                    Adult

Palm Isles West                                     Active        235              -                -
Boynton Beach (6)                                    Adult

Palm Shores                            1989         Active        222             222               1
Boynton Beach                                        Adult

Cypress Woods                          1989         Single        152              26              21
Lake Worth                                          Family

Summer Chase                           1989         Active        221              91              20
Lake Worth                                           Adult

Whispering Sound                       1991         Active        230              61              35
Palm City/Stuart                                     Adult

           Name and
          Location of               Units Under      Units Under    Remaining
          Development             Construction(1)     Contract       Units(2)
- -------------------------------   ---------------    -----------    ---------
                                                At December 31, 1994
                                  -------------------------------------------
Palm Isles                              42               38            279
Boynton Beach

Majestic Isles                           -                -            450
Boynton Beach (6)

Palm Isles West                          -                -            235
Boynton Beach (6)

Palm Shores                              -                -             -
Boynton Beach

Cypress Woods                            6                7            119
Lake Worth

Summer Chase                             6                6            124
Lake Worth

Whispering Sound                        15                7            162
Palm City/Stuart




(1) Includes model units.
(2) Includes model units and potential units to be constructed.
(3) Does not include 534 rental units.
(4) Does not include 23 rental units.
(5) Does not include one lot sold without a building.
(6) Development will start in 1995.

COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION

         COUNTRY GLEN is a community of single-family homes located in Cooper City, Florida. The community consists of 300 units and is presently under development and construction. Prices are expected to range from $220,000 to $320, 000.

         CYPRESS BEND is a complex of five- and nine story lakefront condominium buildings located in Pompano Beach priced from $70,000 to $110,000. The community features over $1 million of recreational amenities, including social clubhouses with swimming pools, tennis and racquetball courts, and jogging and exercise trails.

         BOCA SPRINGS is comprised of 214 single-family homes in west Boca Raton. The community features one- and two-story homes with two-car garages. Prices are from $140,000 to $160,000. Recreational facilities include a private park with a swimming pool and deck area, basketball, tennis court and a play area for children. This neighborhood has top-rated schools, parks and medical facilities.

         ISLAND LAKES, a single-family home community located in west Boca Raton, featuring 220 waterfront homesites was completely sold out in 1994.

         WHISPER WALK, a community for active adults located in Boca Raton was completely sold out in 1994.

         FAIRWAY POINT consists of two, 30 unit 8-story buildings located in Boca West, Boca Raton, Florida. Boca West is a luxury country club community. Fairway Point is being built on the last available parcel of land in Boca West. The units contain approximately 3,350 square feet of air-conditioned space and 800 square feet of balconies. They contain all luxury amenities. Prices range from $370,000 to $600,000.

         REFLECTIONS, a community of 56 one - and two - story townhomes located at Mission Bay, west of Boca Raton was completely sold out in 1994.

         HUNTINGTON POINTE is a community for active adults at Delray Beach. This community of 1,096 units features a variety of homestyles, including quadplexes, villas and duplexes, and lakefront four story condominium buildings. One thousand eighty-five units have been sold through 1994 and the remaining 11 units are expected to be sold early in 1995.

         CORAL LAKES is an active adult community at Delray Beach. The community of 1,313 units features condominiums in two- and four-story buildings, villas, duplexes and a section of single-family residences with two-car garages. Prices range from $120,000 to $180,000. This community will have a multi-million dollar on-site clubhouse and spa, similar to but larger than the completed facility at Huntington Pointe, and will also feature satellite swimming pools.

         PALM ISLES is an active adult community of 992 residences at Boynton Beach. Prices in this community range from $100,000 to $170,000, and home styles include villas, duplexes, lakefront two-story condominiums and single-family residences. The community has a multi-million dollar on-site clubhouse and spa with eight tennis courts. The community also features satellite swimming pools.

         MAJESTIC ISLES is an active adult community of 450 duplexes and single-family residences located at Boynton Beach. Prices are from $130,000 to $180,000. The community will feature an intimate, luxury clubhouse with swimming pool and tennis courts.

         PALM ISLES WEST , an active adult community at Boynton Beach, features 235 duplexes and single-family residences priced from $130,000 to $180,000. Residents of this community will share Palm Isles multi-million dollar clubhouse, spa, and tennis courts, plus enjoy the convenience of a satellite swimming pool and sun deck within Palm Isles West.

         PALM SHORES AT GABLES END a single-family community for active adults at Boynton Beach was completely sold out in 1994.

         CYPRESS WOODS is a single-family home community located at Lake Worth and consists of 152 luxury single-family homes. Prices are from $140,000 to $180,000. Recreational facilities include a private family park area with basketball, tennis courts and a play area for children.

         SUMMER CHASE is a community for active adults located at Lake Worth. The community features 221 single-family residences with two-car garages. The price range is from $140,000 to $170,000. A social clubhouse is available to all residents along with tennis courts and pool.

         WHISPERING SOUND is an active adult community of 230 duplex residences located in Martin county at Palm City/Stuart. The residences range in price from $110,000 to $117,000. The community includes natural preserved areas offering backyard privacy for nearly every residence. The social clubhouse is available to all residents along with tennis courts and pool.

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

         At December 31, 1994, the Company employed approximately 55 people in the construction operation. Most construction materials are obtained by subcontractors and are readily available from numerous sources. The Company has not experienced any material delays in construction due to shortages of materials or labor, however, the fact that there has been a significant increase in construction activities in Southeast Florida could result in the Company or its subcontractors experiencing shortages in the labor market.


MARKETING AND SALES

         The Company sells its homes through sales managers and independent commissioned salespersons, who typically work in model sales centers or from sales offices located in model homes and condominiums in the Company's communities. The Company also cooperates with independent real estate brokers. The Company trains sales personnel on the availability of financing, construction schedules, marketing and advertising plans. The Company's sales and marketing organization consists of approximately 31 Company employees and sales personnel, all of whom are licensed real estate agents in the State of Florida. The concentration of the Company's projects in southeast Florida permits the Company to engage salespersons on a long-term, rather than a project-by-project basis, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

         The Company advertises in newspapers and magazines, by direct mail and on billboards. In fiscal 1994, the Company's aggregate advertising costs were approximately $1.8 million. The Company maintains model homes and condominiums in all its communities, and management believes that these model units play a particularly important role in the Company's marketing efforts. The Company expends a significant effort in creating an attractive atmosphere at its models, where interior decorations are based upon the lifestyles of the target buyers.

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

         The Company maintains a strong position in the active adult community marketed in southeast Florida and has been the leading builder of condominiums in Palm Beach County in each of the last five years. The Company focuses on providing a high-quality, active lifestyle for adults. The Company also believes that the high capital costs required to develop a community with substantial amenities effectively limits the number of competitors in the active adult market.

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


CUSTOMER FINANCING

         The Company works with a number of mortgage lenders to provide home buyers with a variety of conventional mortgage financing programs. By making available a variety of attractive mortgage programs, the Company is able to better coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are obtained and that closings take place on a timely and efficient basis. In 1994, approximately 70 percent of Oriole's sales of homes and condominiums were cash sales.


RENTAL APARTMENTS

         The Company owns 480 rental units known as The Pier Club, in Miramar, Florida. The Company also rents an additional 90 units in other developments. The Company rents these apartments, typically under one-year leases. The Company's future plans do not presently include the construction of any additional rental communities.


JOINT VENTURE WITH REGENCY HOMES

         As of December 31, 1994, Oriole had funded $7.0 million with an affiliated limited partnership to engage in joint ventures with Regency Homes, Inc., a prominent builder of residential housing in South Florida. The initial joint venture project, funded in 1993, involved the development and construction of 108 single-family homes in southwest Broward County in a development known as Silver Lakes and a second joint venture approved for 1,100 units known as Regency Lakes. Oriole Homes Corp. has purchased from the joint venture 145 sites.


GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         In developing a community, the Company must obtain the approval of numerous government authorities that regulate such matters as permitted land uses, density levels, the installation of utilities such as water, drainage and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida including Broward and Palm Beach counties, have imposed impact fees as a means of defraying the costs of providing certain governmental services to developing areas. The amount of these impact fees has increased significantly during recent years. Building codes in these counties require the use of specific construction material which increase the energy efficiency of homes. In addition, Broward County and Palm Beach County have attempted to impose restrictive zoning and density requirements in order to limit the number of persons who live and work within their boundaries. Counties and cities within the State of Florida have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in the areas where sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and imposition of moratoriums have not had a material adverse effect on the Company's development activities. However, there is no assurance that such restrictions will not adversely affect the Company in the future.

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

         The Florida Local Government Comprehensive Planning and Land Development Regulation Act (the "Act") provides that public facilities, including, but not limited to, sewer, solid waste, drainage, potable water, parks, roads and recreation facilities, shall be available concurrently with the impact of land development projects that would use such facilities. This requirement is known as the "concurrency" requirement. Counties and cities are required to implement concurrency by adopting local comprehensive plans and land development regulations. These plans and regulations establish the guidelines for concurrency review and the exemptions from the concurrency requirement. All of the Company's development projects in Palm Beach County have been found to satisfy concurrency requirements.

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

         The State of Florida requires that customer deposits be held in segregated bank accounts. As of December 31, 1994, the Company has posted bonds of $5.0 million and had entered into an escrow agreement with a bank and the State of Florida that allows the Company to use customer deposits. See
Note I of Notes to Consolidated Financial Statements.


EMPLOYEES

         The Company employs approximately 236 persons, of whom approximately 42 are executive and supervisory personnel. The Company has had no major work stoppages as a result of labor disputes and believes that relations with its employees and its subcontractors are good.


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

ITEM 4           SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

         No matters were submitted to security holders during the 4th quarter. The annual Meeting of Shareholders of the Registrant has been scheduled for May 15, 1995. The Company will file its definitive proxy material pursuant to Regulation 14, prior to April 30, 1995.


                                    PART II

ITEM 5           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS

         Information required by this item is incorporated by reference to the Registrant's 1994 Annual Report to Shareholders.

ITEM 6.          SELECTED FINANCIAL DATA

         Information required by this item is incorporated by reference to the Registrant's 1994 Annual Report to Shareholders.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         General. The following table sets forth for the periods indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:

- ---------------------------------------------------------------------------------------------------
                                        Percentage of Total Revenues
                                          Years Ended December 31,
- ---------------------------------------------------------------------------------------------------
                                                            1992             1993             1994
                                                           ----------------------------------------
Sale of houses and condominiums                             92.6%            92.7%            91.8%
Sale of land                                                 0.6              0.8              1.6
Other operating revenues                                     3.3              3.4              2.8
Interest, rentals and other income                           3.1              3.1              3.6
Gain on sale of property and land held for
   investment, net                                           0.5              -                0.2
Selling, general and administrative expenses                15.1             15.1             13.6
Net income                                                   5.2              2.5              3.4
- ---------------------------------------------------------------------------------------------------

         Backlog. The following table sets forth the Company's backlog at December 31, 1992, 1993 and 1994.

- ------------------------------------------------------------------------------------------------------
December 31,                                   Number of Units                  Aggregate Dollar Value
- ------------------------------------------------------------------------------------------------------
1992                                                 240                              $29,477,000
1993                                                 257                              $39,355,000
1994                                                 143                              $29,348,000
- ------------------------------------------------------------------------------------------------------

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


RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

         The Company's revenues from home sales increased $11.8 million (or 12.0%) during the calendar year 1994 as compared to the same period in 1993. The Company delivered 775 homes in 1994 compared to 771 in 1993, with an increase of 11.5% in the average selling price of homes delivered (from $127,500 to $142,100). The increase in the average selling price per home is primarily the result of the Company's entry into an upscale condominium community where the average selling price is $565,000 and a single family home community where the average selling price is $272,000.

         The number of new contracts signed (661) and the aggregate dollar value of these new contracts ($100.1 million) decreased in 1994 from 788 and $108.2 million in 1993.

         The Company's backlog has decreased from $39.4 million at December 31, 1993 to $29.3 million as of December 31, 1994. An increase in interest rates, higher home prices and increased competition have contributed to a decline in the number of new sales contracts received by the Company. This trend is expected to continue at least through the first six months of 1995. The rise in interest rates should have a less pronounced effect on the Company compared to other homebuilders, since 70% of 1994 sales were completed for cash, without the need for mortgage financing.

         Other operating revenues decreased to $3.4 million during 1994 from $3.6 million in 1993 primarily as a result of higher vacancies in the rental units project. Interest, rentals and other income increased to $4.3 million from $3.3 million in 1993 as a result of the return on investment in Joint Ventures.

         Cost of home sales increased to $91.8 million in 1994 from $80.7 million in 1993 as a result of an increase in the dollar volume of homes delivered. As a percentage of home sales, cost of home sales increased to 83.4% from 82.1% due to increased competition, the absorption of higher construction costs and the impact of higher previously capitalized interest.

         Selling, General and Administrative Expenses ("SG&A") increased to $16.3 million in 1994 from $16.0 million in 1993, but as a percentage of total revenues, these expenses decreased to 13.6% from 15.1% in the same period of 1993. Interest costs incurred in 1994 amounted to $10.4 million from $10.2 million in 1993.

         Net income increased $1.5 million in 1994 or 56.6% over 1993. As a percentage of total revenues, the 1994 net income increased to 3.44% as compared to 2.48% in 1993, which reflected an extraordinary item in 1993 of $999,288 net of taxes, from the write-off of unamortized debentures and loan costs.


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

         Other operating revenues increased to $3.6 million during 1993 from $3.2 million in 1992 due to a larger occupancy rate on our rental apartments. Interest, rentals and other income increased to $3.3 million in 1993 from $2.9 million in 1992 due to additional interest on short term investments and the increased number of units subject to recreation leases.

         Cost of home sales increased to $80.7 million in 1993 from $70.2 million in 1992 as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of home sales increased to 82.1% from 78.5%.

         Selling, General and Administrative expenses ("SG&A") increased to $16.0 million in 1993 from $14.5 million in 1992, but as a percentage of total revenues, these expenses remained at 15.1%. The $2.6 million (or 35.2%) increase in the Company's interest cost incurred in 1993 as compared to the same period in 1992 was primarily attributable to the larger outstanding debt following the issuance of the 12 1/2% Senior Notes due 2003 in January 1993.

         Net income decreased to $2.6 million in 1993 from $5.1 million in the comparable period in 1992, due mainly to the reduced margins from the sale of homes and the effect of a nonrecurring expense of $999,288, net of taxes from the write-off of unamortized debentures and loan costs. The reasons for lower margins are the inability to meaningfully increase selling prices, increased competition which resulted in the absorption of higher construction costs and the impact of higher capitalized interest.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed its working capital need through funds generated by operations, borrowings and the periodic issuance of common stock.

         On January 12, 1993, the Company issued $70.0 million of its 12 1/2% Senior Notes ("Notes") due January 15, 2003. The Notes are senior unsecured obligations of the Company subject to redemption, at the Company's option, on or after January 15, 1998 at 105% of the principal amount and thereafter at prices declining annually to 100% on or after January 15, 2001. The indenture under which the Notes were issued requires sinking fund payments of $17.5 million on January 15, 2001 and January 15, 2002. The indenture contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of dividends. At December 31, 1994, approximately $1,478,000 of consolidated retained earnings were unrestricted for the payment of cash dividends.

         The Company has also entered into a $10.0 million revolving line of credit available at a rate of prime plus 1.5%, which expires June 30, 1996. This line can be used to finance on going development, construction of residential real estate and other short-term capital needs.

As of December 31, 1994, $10.0 million of this line of credit was available for use by the Company.

         The Company also has outstanding an aggregate balance of approximately $17.4 million of purchase money mortgages at interest rates from 9.2% - 11.5% which are collateralized by land and buildings. All of these mortgages are payable in 1995 and 1996.

         The Company does not have any current commitments for capital expenditures and believes it has adequate liquidity from the proceeds of the Notes, additional borrowing permitted under the indenture, its line of credit and amounts generated from operations to provide funds, on both a short and long term basis to finance its home building activities and meet its debt service requirements.

         On December 12, 1994, the Company declared a dividend of $.20 per share on its Class A common stock and $.225 on its Class B common stock to shareholders of record as of December 30, 1994, which dividends were paid on January 12, 1995. The Company intends to continue the payment of semi-annual dividends. The payment of cash dividends is at the discretion of the Board of Directors and will depend on results of operations, capital requirements, the Indenture, the Company's financial condition and such other factors as the Board of Directors of the Company may consider. There can be no assurance as to the amount, if any, or timing of cash dividends.


INFLATION

         The Company, as well as the home building industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability and availability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's cost of labor and materials. The Company attempts to pass through to its customers any increases in its costs through increased selling prices. During the last three years, the Company has experienced a reduction in gross margins on the sale of homes. In some part, these reduced margins are the result of the Company being unable to raise selling prices and pass on increased construction costs. There is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

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

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 DECEMBER 31,


                                    ASSETS

                                                                              1994                 1993
                                                                          ------------         -----------
Cash and cash equivalents                                                 $ 14,609,489         $14,650,532
                                                                          ------------         -----------
Receivables
    Mortgage notes                                                           1,266,297           1,618,659
    Other                                                                            -               4,000
                                                                          ------------         -----------
                                                                             1,266,297           1,622,659
                                                                          ------------         -----------
Inventories
    Land                                                                   112,721,638         111,959,716
    Houses and condominiums completed
      or under construction                                                 40,497,339          38,057,470
    Model houses and condominiums                                            2,199,908           2,416,948
                                                                          ------------         -----------
                                                                           155,418,885         152,434,134
    Less estimated costs of completion included
      in inventories                                                        28,592,120          24,031,951
                                                                          ------------         -----------
                                                                           126,826,765         128,402,183
                                                                          ------------         -----------
Property and equipment (at cost)
    Land                                                                     7,170,113           7,172,279
    Buildings                                                               22,473,045          23,130,421
    Furniture, fixtures and equipment                                        5,432,784           5,357,097
                                                                          ------------         -----------
                                                                            35,075,942          35,659,797
    Less accumulated depreciation                                           10,447,207           9,920,818
                                                                          ------------         -----------
                                                                            24,628,735          25,738,979
                                                                          ------------         -----------
Other
    Prepaid expenses                                                         1,990,535           1,812,081
    Unamortized debt issuance costs                                          2,277,529           2,497,438
    Investment in and advances to joint venture                              7,000,000           3,500,000
    Land held for investment (at cost)                                       2,996,901           2,791,450
    Other assets                                                             2,413,479             727,271
                                                                          ------------         -----------
                                                                            16,678,444          11,328,240
                                                                          ------------         -----------
            Total assets                                                  $184,009,730        $181,742,593
                                                                          ============        ============

The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 1994                        1993
                                                                             ------------                ------------
Liabilities
    Notes payable - banks                                                    $          -                $     96,317
    Mortgage notes payable                                                     17,419,250                  14,399,479
    Accounts payable                                                            6,464,417                   6,507,891
    Dividends payable                                                             993,409                     762,078
    Customer deposits                                                           4,975,199                   6,091,570
    Accrued expenses and other liabilities                                      7,820,330                   7,933,622
    Deferred income taxes                                                         456,430                     722,362
    Senior notes                                                               66,457,682                  68,187,694
                                                                             ------------                ------------
            Total Liabilities                                                 104,586,717                 104,701,013
                                                                             ------------                ------------

Shareholders' equity
    Class A common stock, $.10 par value
        Authorized - 10,000,000 shares
        Issued - 1,893,349 in 1994
          and 1,895,549 in 1993                                                   189,335                     189,555
    Class B common stock, $.10 par value
        Authorized - 10,000,000 shares
        Issued - 2,732,175 in 1994
          and 2,729,975 in 1993                                                   273,218                     272,998

Additional paid-in capital                                                     19,267,327                  19,267,327

Retained earnings                                                              59,693,133                  57,311,700
                                                                             ------------                ------------
            Total shareholders' equity                                         79,423,013                  77,041,580
                                                                             ------------                ------------
            Total liabilities and shareholders' equity                       $184,009,730                $181,742,593
                                                                             ============                ============

The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                            YEARS ENDED DECEMBER 31,

                                                                1994                1993              1992
                                                            ------------       ------------       -----------
Revenues
   Sales of houses and condominiums                         $110,116,572       $ 98,302,003       $89,423,637
   Sales of land                                               1,959,779            891,041           550,250
   Other operating revenues                                    3,365,024          3,600,196         3,156,503
   Gain on sales of property and land
     held for investment, net                                    202,374             42,258           522,758
   Interest, rentals and other income                          4,333,548          3,260,305         2,939,373
                                                            ------------       ------------       -----------
                                                             119,977,297        106,095,803        96,592,521
                                                            ------------       ------------       -----------
Costs and expenses
   Cost of houses and condominiums sold                       91,778,577         80,682,884        70,178,172
   Cost of land sold                                           1,726,119            772,020           461,016
   Costs relating to other operating revenues                  2,804,767          2,517,756         2,665,967
   Selling, general and administrative
     expenses                                                 16,313,685         16,001,923        14,543,802
   Interest costs incurred                                    10,430,616         10,154,739         7,510,382
   Interest capitalized (deduct)                             (9,736,452)         (9,997,908)       (6,944,173)
                                                            ------------       ------------       -----------
                                                             113,317,312        100,131,414        88,415,166
                                                            ------------       ------------       -----------
Income before provision for income taxes
  and extraordinary charge                                     6,659,985          5,964,389         8,177,355
Provision for income taxes                                     2,523,065          2,324,023         3,126,618
                                                            ------------       ------------       -----------
          Income before extraordinary charge                   4,136,920          3,640,366         5,050,737
Extraordinary charge - loss on early retirement
  of debt, net of income taxes                                         -           (999,288)                -
                                                            ------------       ------------       -----------
          Net income                                        $  4,136,920       $  2,641,078       $ 5,050,737
                                                            ============       ============       ===========
Net income per common share before
  extraordinary charge                                      $        .89       $        .79       $      1.17
Extraordinary charge                                                  -                (.22)                -
                                                            ------------       ------------       -----------
Net income per Class A and Class B
  common share                                              $        .89       $        .57       $      1.17
                                                            ============       ============       ===========

The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                   1994                 1993              1992
                                                               -----------          ------------      -----------
Increase (decrease) in cash
Cash flows from operating activities
  Net income                                                   $ 4,136,920          $  2,641,078      $ 5,050,737
  Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation                                               1,234,118             1,265,836        1,266,013
      Amortization                                                 474,897               333,062          778,532
      Deferred income taxes                                       (265,932)              (11,748)        (585,449)
      Gain on sales of property and land held for
           investment, net                                        (202,374)              (42,258)        (522,758)
      Loss on early retirement of debt                                   -             1,602,194                -
  Changes in assets and liabilities
      Decrease in receivables                                      356,362               250,624          524,358
      (Increase) decrease in inventories                         1,575,418           (10,058,507)       4,984,512
      (Increase) in other assets                                (1,864,662)             (650,765)        (152,297)
      Increase (decrease) in accounts payable                      (43,474)            1,256,048         (400,351)
      Increase (decrease) in customer deposits                  (1,116,371)            1,110,379          369,163
      Increase (decrease) in accrued expenses
           and other liabilities                                  (113,292)            3,773,250       (2,601,836)
                                                               -----------          ------------      -----------
           Total adjustments                                        34,690            (1,171,885)       3,659,887
                                                               -----------          ------------      -----------
           Net cash provided by operating activities             4,171,610             1,469,193        8,710,624
                                                               -----------          ------------      -----------
Cash flows from investing activities
  Investment in joint venture                                   (3,500,000)           (3,500,000)               -
  Land held for investment                                        (205,451)                    -                -
  Capital expenditures                                            (702,466)             (416,120)      (1,049,969)
  Proceeds from sales of property and
     equipment                                                     780,966               152,771        1,245,445
                                                               -----------          ------------      -----------
           Net cash (used in) provided by
           investing activities                                 (3,626,951)           (3,763,349)         195,476
                                                               -----------          ------------      -----------
Cash flows from financing activities
  Proceeds from mortgage notes                                   3,444,962                     -                -
  Payment of mortgage notes                                       (425,191)                 (160)            (146)
  Borrowings under line of credit agreement                      9,500,000               196,317        6,200,000
  Repayments under line of credit agreement                     (9,596,317)          (13,100,000)      (9,000,000)
  Payment of term loan                                                   -           (22,000,000)      (9,000,000)
  Proceeds from Class B common stock issued                              -                     -        7,978,880
  Repurchase of debentures                                               -           (18,563,000)      (2,677,000)
  Proceeds from issuance of 12 1/2% senior notes                         -            68,069,400                -
  Repurchase of senior notes                                    (1,910,000)                    -                -
  Issuance costs                                                   (75,000)           (2,681,514)        (338,860)
  Dividends paid                                                (1,524,156)           (1,918,458)        (995,387)
                                                               -----------          ------------      -----------
           Net cash (used in) provided by
           financing activities                                   (585,702)           10,002,585       (7,832,513)
                                                               -----------          ------------      -----------
Net (decrease) increase in cash                                    (41,043)            7,708,429        1,073,587
Cash and cash equivalents at beginning of year                  14,650,532             6,942,103        5,868,516
                                                               -----------          ------------      -----------
Cash and cash equivalents at end of year                       $14,609,489          $ 14,650,532      $ 6,942,103
                                                               ===========          ============      ===========
Supplemental disclosures of cash flow information
Cash paid during the year for:
  Interest (net of amount capitalized)                         $   624,828          $          -      $   768,849
  Income taxes                                                 $ 3,268,315          $  1,501,243      $ 4,041,341

The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        Common Stock
                                    ----------------------------------------------------
                                            Class A                      Class B
                                    ----------------------       -----------------------
                                                                                              Additional
                                                                                                Paid-in        Retained
                                      Shares       Amount          Shares        Amount         Capital        Earnings
                                    ---------     --------       ---------      --------      -----------    -----------
Balance at January 1, 1992          1,913,274     $191,328       1,880,250      $188,025      $11,710,507    $52,300,421
Net income for 1992                         -            -               -             -                -      5,050,737
Stock conversion                      (17,710)      (1,771)         17,710         1,771                -              -
Class B common stock issued
      pursuant to public offering           -            -         832,000        83,200        7,556,820              -
                                    ---------     --------       ---------      --------      -----------    -----------

Balance at December 31, 1992        1,895,564      189,557       2,729,960       272,996       19,267,327     57,351,158
Net income for 1993                         -            -               -             -                -      2,641,078
Stock conversion                          (15)          (2)             15             2                -              -
Cash dividends
  Class A common stock
      $.55 per share                        -            -               -             -                -     (1,042,555)
  Class B common stock
      $.60 per share                        -            -               -             -                -     (1,637,981)
                                    ---------     --------       ---------      --------      -----------    -----------

Balance at December 31, 1993        1,895,549      189,555       2,729,975       272,998       19,267,327     57,311,700
Net income for 1994                         -            -               -             -                -      4,136,920
Stock conversion                       (2,200)        (220)          2,200           220                -              -
Cash dividends
  Class A common stock
      $.35 per share                        -            -               -             -                -       (663,002)
  Class B common stock
      $.40 per share                        -            -               -             -                -     (1,092,485)
                                    ---------     --------       ---------      --------      -----------    -----------

Balance at December 31, 1994        1,893,349     $189,335       2,732,175      $273,218      $19,267,327    $59,693,133
                                    =========     ========       =========      ========      ===========    ===========

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

    Operations

    The Company, a Florida corporation, is a developer of single and multi-family residential communities in southeast Florida. The Company's receivables are primarily mortgages which are collateralized by real estate.

    Revenue Recognition

    The Company records revenues and profits from sales of real estate in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

    Inventories

    Inventories are carried at cost, plus accumulated development and construction costs (including capitalized interest and real estate taxes). House and condominium inventories which are completed and being held for sale aggregate approximately $12,152,000 in 1994 and $11,505,000 in 1993. The accumulated costs of land, houses and condominiums are not in excess of estimated net realizable value.

    Interest Capitalization

    The Company follows the practice of capitalizing certain interest costs incurred on land under development and houses and condominiums under construction. Such capitalized interest is included in cost of house and condominium sales when the units are delivered. During the years 1994, 1993, and 1992 respectively, the Company capitalized interest in the amount of $9,736,452, $9,997,908 and $6,944,173 and expensed as a component of cost of goods sold $9,313,121, $10,036,456 and $7,685,554.

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

    Net Income Per Share

    Earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during each year: 4,625,524 shares in 1994; 4,625,524 shares in 1993; 4,334,650 shares in 1992.

    Income Taxes

    The Company has adopted Statement of Financial Accounting Standards No.
    109. The effect of the adoption of this Statement did not have a material effect on the Consolidated Financial Statements.





                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION - Continued

    Financial Statement Reclassification

    Certain amounts reflected in the consolidated financial statements for the year ended December 31, 1993 have been reclassified to conform to the presentation for the year ended December 31, 1994.

NOTE B - RECEIVABLES

    First and second mortgage notes receivable bear interest at rates ranging from 6% to 14%. Minimum payments required on the first and second mortgage notes in each of the five years subsequent to December 31, 1994 are: 1995
    - $228,943; 1996 - $23,097; 1997 - $23,736; 1998 - $20,783; and 1999 -
    $18,722.

NOTE C - LIFE INSURANCE

    The Company purchased life insurance on the lives of two of its officers and their spouses (officers) who own significant shares of common stock of the Company. An irrevocably designated trustee of the officers is the beneficiary. The accumulated premiums on the above policies during the years ended December 31, 1994 and 1993 were $427,568 and $213,784, respectively, and are classified as other assets.

    Upon the death of the officers or termination of the policies, the Company shall receive an amount equal to the aggregated premiums paid less any policy loans and unpaid interest or cash withdrawals received by the Company.

    In connection with the policies, the Company has an option with the officers to acquire all or any part of the Class A or Class B common stock of the Company owned by such individuals at the market price of such securities at the time of their death.

NOTE D - INVESTMENT IN AND ADVANCES TO JOINT VENTURE

    The Company entered into two joint venture agreements, during 1994 and 1993, to construct and sell homes. The joint ventures are accounted for using the cost method. The Company's investment and advances are as follows:

                 Advances                    $1,350,000
                 Investment                   5,650,000
                                             ----------
                                             $7,000,000
                                             ==========

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE E - MORTGAGE SUBSIDIARY

    South Florida Residential Mortgage Company (SFRMC), a wholly-owned subsidiary of the Company, provides mortgage financing services. Summarized financial information for SFRMC is as follows:

                                                                  1994                 1993
                                                                --------             --------
         Assets
             First mortgage notes receivable                    $513,465             $909,288
             Other assets                                         20,645               28,855
             Due from parent company                             414,875               47,190
                                                                --------             --------

                     Total assets                               $948,985             $985,333
                                                                ========             ========

         Liabilities and shareholder's equity
             Other liabilities                                  $ 29,787             $ 84,231
             Shareholder's equity                                919,198              901,102
                                                                --------             --------
                     Total liabilities and shareholder's
                       equity                                   $948,985             $985,333
                                                                ========             ========

         Revenues                                               $293,734             $413,218
         Expenses                                                264,720              268,448
                                                                --------             --------
                     Income before provision for
                       income taxes                               29,014              144,770

         Provision for income taxes                               10,918               54,477
                                                                --------             --------

                     Net income                                 $ 18,096             $ 90,293
                                                                ========             ========

NOTE F - REVOLVING LOAN AGREEMENT

    A revolving loan agreement (line of credit), collateralized by land, was entered into during 1993 with a bank. The line of credit provides up to $10,000,000 of borrowings, all of which is available at an interest rate of prime plus 1.5%. The agreement expires June 30,1996.

    The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and will only require monthly interest payments. The credit agreement has no compensating balance arrangements and contains typical restrictions and covenants, the most restrictive of which include the following:

         a. The Company shall maintain, at all times through the life of the loan, its consolidated tangible net worth at not less than $70,000,000.




                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE F - REVOLVING LOAN AGREEMENT - Continued

         b. The Company's ability to incur additional debt is restricted by covenants in the agreement.

    Average interest rates and balances outstanding, for revolving lines of credit payable to banks, based on a weighted average are as follows:

                                                        1994           1993          1992
                                                     ----------    -----------    -----------
         Daily average outstanding
           borrowings                                $1,805,944    $ 2,962,230    $40,278,688

         Average interest rate during the
           period                                           8.6%           6.2%           7.6%

         Interest rate at the end
           of the period                                   10.0%           7.5%           7.0%

         Maximum outstanding during the
           year                                      $7,010,000    $35,000,000    $47,200,000

NOTE G - MORTGAGE NOTES PAYABLE

    Mortgage notes payable at December 31, 1994 and 1993, are summarized as follows:

                                                                   1994              1993
                                                                ----------        ----------
         Mortgage note, interest at 9.75%, requires
         monthly interest payments of $56,062 with
         principal balance due on May 1, 1995;
         collateralized by land, buildings and
         equipment                                              $6,900,000        $6,900,000

         Mortgage note, interest at 9.2%, requires
         monthly payments of $57,510, including
         interest, matures on May 1, 1995;
         collateralized by land, buildings, equipment
         and rents                                               7,499,304         7,499,479

         Mortgage note, interest at 10%, requires
         monthly payments of $25,766, including
         interest, matures on July 1, 1995;
         collateralized by land                                  2,669,946                 -



                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE G - MORTGAGE NOTES PAYABLE - Continued

                                                                    1994                   1993
                                                                -----------            -----------
         Mortgage note, interest at 11.5%, requires
         interest with principal payments as land
         is sold, matures February 1, 1996;
         collateralized by land                                     350,000                      -
                                                                -----------            -----------

                                                                $17,419,250            $14,399,479
                                                                ===========            ===========


    Minimum payments required in periods subsequent to December 31, 1994, are as follows:

                                      1995                      $17,069,250
                                      1996                          350,000
                                                                -----------

                                                                $17,419,250
                                                                ===========

NOTE H - INCOME TAXES

    Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which give rise to significant deferred tax assets (liabilities) follow:

                                                                    1994                  1993
                                                                -----------           -----------
         Warranties on houses and condominiums                  $   925,592           $   851,836
         Percentage of completion                                   342,490               172,836
         Uniform cost capitalization                                178,463               286,863
                                                                -----------           -----------
                     Total deferred tax assets                    1,446,545             1,311,535
                                                                -----------           -----------

         Installment sales                                          (13,990)              (28,155)
         Deferred expenses                                       (1,667,365)           (1,726,542)
         Accelerated depreciation                                  (221,620)             (268,993)
         Other items                                                      -               (10,207)
                                                                -----------           -----------
                     Total deferred tax liabilities              (1,902,975)           (2,033,897)
                                                                -----------           -----------

                     Net deferred tax liability                 $  (456,430)          $  (722,362)
                                                                ===========           ===========



                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

    The Company files consolidated income tax returns. The components of the provision for income taxes are as follows:

                                                      Current           Deferred             Total
                                                     ----------         ---------          ----------
         Year Ended December 31, 1994,
             Federal                                 $2,383,274         $(229,125)         $2,154,149
             State                                      405,723           (36,807)            368,916
                                                     ----------         ---------          ----------

                                                     $2,788,997         $(265,932)         $2,523,065
                                                     ==========         =========          ==========

         Year Ended December 31, 1993,
             Federal                                 $1,478,474         $  (3,500)         $1,474,974
             State                                      254,391            (8,248)            246,143
                                                     ----------         ---------          ----------

                                                     $1,732,865         $ (11,748)         $1,721,117
                                                     ==========         =========          ==========

         Year Ended December 31, 1992,
             Federal                                 $2,814,865         $(137,691)         $2,677,174
             State                                      467,988           (18,544)            449,444
                                                     ----------         ---------          ----------

                                                     $3,282,853         $(156,235)         $3,126,618
                                                     ==========         =========          ==========


    The reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                        1994               1993               1992
                                                     ----------         ----------         ----------
         Provision for taxes at statutory
           rates (34%)                               $2,264,395         $1,483,147         $2,780,300

         State income taxes, net of federal
           tax benefit                                  241,644            158,193            296,633

         Other                                           17,026             79,777             49,685
                                                     ----------         ----------         ----------

                 Tax expense                         $2,523,065         $1,721,117         $3,126,618
                                                     ==========         ==========         ==========


                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

    Deferred income tax provision results from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences are as follows:

                                                                  Years ended December 31,
                                                     ------------------------------------------------
                                                        1994               1993               1992
                                                     ---------          ----------         ----------
         Net effect of development and
         other costs                                 $ (59,224)         $ (80,256)         $(171,402)

         Net profit realized, applicable to
         sales reported on the installment
         basis for tax purposes                        (14,165)           (10,938)           (79,355)

         Net effect of (increase) decrease
         in reserve for warranties on
         houses and condominiums                       (73,756)          (156,920)            196,022

         Net effect of uniform cost
         capitalization and percentage
         of completion                                 (61,254)            218,765          (102,527)

         Net effect of depreciation                    (57,533)             17,601              1,027
                                                     ---------          ----------         ----------

                                                     $(265,932)         $ (11,748)         $(156,235)
                                                     =========          =========          =========

NOTE I - CUSTOMER DEPOSITS

    Certain customer deposits, pursuant to statutory regulations of the State of Florida or by agreement between the buyer and seller, are held in segregated bank accounts. At December 31, 1994 and 1993, cash in the amounts of approximately $253,000 and $385,000, respectively, was so restricted.

    The Company entered into an escrow agreement with a bank and the Division of Florida Land Sales and Condominiums which allowed the Company to use customer deposits which were previously maintained in an escrow account. Deposits of up to $1,900,000 in 1994 and $2,700,000 in 1993, which could be released to the Company, are guaranteed by performance bonds aggregating $5,000,000 for 1994 and $4,500,000 for 1993.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE J - ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities include the following:

                                                                   1994                   1993
                                                                ----------             ----------
         Accrued interest                                       $3,899,765             $4,010,417
         Reserve for warranties on houses and
           condominiums                                          2,419,218              2,263,715
         Income Taxes Payable                                      296,904                775,872
         Other accrued liabilities                               1,204,443                883,618
                                                                ----------             ----------

                                                                $7,820,330             $7,933,622
                                                                ==========             ==========

NOTE K - SENIOR NOTES

    Senior Notes are comprised as follows:

                                                                   1994                   1993
                                                                ----------             ----------
         12 1/2% senior notes due January 15,
           2003 with an effective interest rate of
           13.02%                                               $70,000,000            $70,000,000
         Repurchase of senior note to be
           used as part of sinking fund                          (1,910,000)                     -
         Unamortized discount                                    (1,632,318)            (1,812,306)
                                                                -----------            -----------

                                                                $66,457,682            $68,187,694
                                                                ===========            ===========

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

    The indenture under which senior notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002. The indenture contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At December 31, 1994, approximately $1,478,000 of consolidated retained earnings were unrestricted for the payment of cash dividends.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE L - STOCK OPTIONS

    The Company adopted two stock option plans: one for employees and one for non-employee directors, both effective in 1994. Under the stock option plan for employees (the "Plan"), 400,000 shares of Class B common stock are reserved for issuance upon exercise of stock options. The Plan is designed as a means to retain and motivate employees who provide management services. The Compensation Committee administers and interprets the Plan and is authorized to grant options thereunder to all regular employees of the Company.

    The Plan provides for the granting of incentive stock options on such terms and at such prices as may be determined by the Board of Directors. The per share exercise price of incentive stock options cannot be less than the fair market value per share of the Class B common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercised more than ten years after the date of the grant. No participant may be granted options for more than 20,000 shares in any year or an aggregate of 80,000 shares. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. Options under the Plan may not be granted after November 23, 2003. No options have been granted to date under the Plan.

    Under the stock option plan for non-employee directors (the "Plan"), 20,000 shares of class B common stock are available for issuance. The Plan is designed to retain and motivate non-employee directors. The Executive Committee administers the Plan and is authorized to grant options to each non-employee director.

    The Plan provides for the granting of stock options at an exercise price per share equal to the fair market value on the business day immediately preceding the Annual Meeting of Shareholders. Each option is excercisable after the period or periods specified in the option agreement, but no option may be exercised more than 10 years after the date of the grant. Options will expire earlier if an optionee terminates services as a director. No participant may be granted options for more than 6,000 shares. Options are not assignable. The Plan may be terminated at any time as determined by the Board of Directors or Stockholders. As of December 31, 1994, options for 3,600 shares have been granted.

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

    During 1994, the Board of Directors canceled the Class A (96,422 shares) and Class B (165,464) common stock in treasury.

NOTE N - LEASING ARRANGEMENTS

    Rental properties

    In connection with certain housing developments, the Company leases recreation facilities. The Company also leases rental units. These leases are accounted for as operating leases.

    The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 1994 and 1993:

                                                             1994                    1993
                                                         -----------             -----------
               Land                                      $ 7,170,113             $ 7,172,279
               Buildings                                  22,473,045              23,130,421
               Furniture, fixtures and equipment             986,134               1,075,321
                                                         -----------             -----------
                                                          30,629,292              31,378,021
               Less accumulated depreciation               6,697,665               6,374,930
                                                         -----------             -----------

                                                         $23,931,627             $25,003,091
                                                         ===========             ===========


                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

NOTE N - LEASING ARRANGEMENTS - Continued

    The following is a schedule of approximate future minimum rental income required under these leases as of December 31, 1994:

                                  1995                   $ 2,121,000
                                  1996                       633,000
                                  1997                       633,000
                                  1998                       633,000
                                  1999                       633,000
                                  Thereafter              54,375,000
                                                         -----------

                                                         $59,028,000
                                                         ===========

    Offices and Warehouse

    The Company leases its offices and warehouse under lease agreements extending through 1997,with options to renew for up to five years, accounted for as operating leases. The following is a schedule, by years, of the approximate future minimum rental payments as of December 31, 1994:

                                  1995                      $199,922
                                  1996                       162,007
                                  1997                       134,922
                                                            --------

                                                            $496,851
                                                            ========

    Total rent expense for each of the years ended December 31, 1994, 1993 and 1992 amounted to $199,922.

NOTE O - DEFERRED COMPENSATION PLAN

    The Company has a defined contribution plan established pursuant to Section 401(K) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan amounted to $67,807 in 1994, $60,851 in 1993 and $56,962 in 1992.

NOTE P - CONTINGENCIES

    The Company is involved, from time to time, in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
Oriole Homes Corp.

We have audited the accompanying consolidated balance sheets of Oriole Homes Corp. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oriole Homes Corp. and Subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


GRANT THORNTON

Miami, Florida
February 10, 1995

                                   REPORT OF

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                  ON SCHEDULES


Board of Directors
Oriole Homes Corp.


In connection with our audit of the consolidated financial statements of Oriole Homes Corp. and subsidiaries referred to in our report dated February 10, 1995, which is included in the annual report to security holders and incorporated by reference in Part II of Form 10-K, we have also audited Schedule X for each of the three years in the period ended December 31, 1994. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON


Miami, Florida
February 10, 1995

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

                 The following consolidated financial statements of Oriole Homes Corp. and subsidiaries are included in Part II of this annual report and in the Company's 1994 Annual Report to Shareholders.

                 Consolidated balance sheets as of December 31, 1994 and 1993.

                 Consolidated statements of income for the three years ended December 31, 1994.

                 Consolidated statements of cash flows for the three years ended December 31, 1994.

                 Consolidated statements of shareholders' equity for the three years ended December 31, 1994.

                 Notes to consolidated financial statements.

                 Report of independent certified public accountants.

         Selected Quarterly Financial Data for the years ended December 31, 1994 and 1993 included in the Company's 1994 Annual Report to Shareholders which is incorporated by reference as Part II of this annual report.

         2.      Financial Statement Schedules

                 The following financial statement schedules of Oriole Homes Corp. and subsidiaries are included in Part IV of this report:

                          Report of independent certified public accountants.

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

         3.      Exhibits

                                                                                    Page No.
                                                                                    --------
          3.1    Articles of Incorporation of Registrant                               *

          3.2    By-Laws of Registrant                                                 *

          4.2    Form of indenture between the Registrant and Sun Bank National
                 Association, Trustee.                                                 *

          10.1   Lease Agreement, dated May 7, 1991 between Oriole Homes Corp.
                 and Arbors Associates, Ltd.                                           *

          10.3   Mortgage Note payable to Home Life Insurance Company on
                 October 1, 1994                                                       *

          10.4   Mortgage Modification and Mortgage Note payable to The
                 Manufacturers Life Insurance Company on May 1, 1995.

          10.6   Registrant's 401(k) Defined Contribution Benefit Plan                 *

          10.7   Joint Venture between the Company and Regency Homes, Inc.
                 dated December 31, 1993.                                              **

          22.1   List of Registrant's Subsidiaries (Filed as Exhibit 22 to the
                 Company's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

          27.1   Financial Data Schedule

          (*) Filed as exhibits to the Registration Statement of the Registrant on Form S-2 declared effective on January 13, 1993.
                 (File No. 33-51680).

          (**)   Filed as an exhibit to the Registrant's Annual Report on Form
                 10-K filed in March 1994.

          (2)    Reports on Form 8-K
                 There were no reports on Form 8-K for the three months ended
                 December 31, 1994.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      ORIOLE HOMES CORP. AND SUBSIDIARIES


        ----------------------------------------------------------------
              COLUMN A                                   COLUMN B
        ----------------------------------------------------------------
                                                     CHARGED TO COSTS

                ITEM                                   AND EXPENSES
        ----------------------------------------------------------------




                                             1994                  1993                 1992
                                          ----------            ----------           ----------
Maintenance and Repairs                   $  872,202            $  694,237           $  437,159
Taxes, other than payroll                 $1,773,751            $1,683,925           $1,553,648
     and income taxes
Advertising Costs                         $1,775,379            $2,010,459           $1,750,935

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be Signed on its behalf by the undersigned, thereunto duly authorized.

                                             ORIOLE HOMES CORP.


DATE     March 28, 1995                      s/R.D.Levy
    ------------------------                 -----------------------------------
                                             R.D. Levy, Chairman of the Board
                                             Chief Executive Officer, Director


DATE     March 28, 1995                      s/A. Nunez
    ------------------------                 -----------------------------------
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

                        MEMBER OF THE BOARD OF DIRECTORS

DATE     March 28, 1995                      s/Harry A. Levy
    ------------------------                 -----------------------------------
                                             Harry A. Levy, Director

DATE     March 28, 1995                      s/E.E. Hubshman
    ------------------------                 -----------------------------------
                                             E.E. Hubshman, Director

DATE     March 28, 1995                      s/Mark A.Levy
    ------------------------                 -----------------------------------
                                             Mark A. Levy, Director

DATE     March 28, 1995                      s/Eugene H. Berns
    ------------------------                 -----------------------------------
                                             Eugene H. Berns, Director

DATE     March 28, 1995                      s/Donald C. McClosky
    ------------------------                 -----------------------------------
                                             Donald C. McClosky, Director

DATE     March 28, 1995                      s/Richard E. Deems
    ------------------------                 -----------------------------------
                                             Richard E. Deems, Director

DATE     March 28, 1995                      s/Paul R. Lehrer
    ------------------------                 -----------------------------------
                                             Paul R. Lehrer, Director