Form 10-Q
period 1995-03-31
ORIOLE HOMES CORP
filed 1995-05-09
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    Form 10Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended:  March 31, 1995           Commission File No. 1-6963


                               ORIOLE HOMES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Florida                                    59-1228702
- --------------------------------------------------     ------------------------
        (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                   Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.              33445
- --------------------------------------------------     ------------------------
   (Address of principal executive offices)                   (Zip Code)


         Registrant's telephone number, including area code: (407) 274-2000



  -------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                     Class                     Outstanding at March 31, 1995
     -------------------------------------   ---------------------------------
     Common Stock, Class A, par value $.10              1,893,349
     Common Stock, Class B, par value $.10              2,732,175

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                         March 31,       December 31,
                                                           1995             1994
                                                        (Unaudited)       (Audited)
                                                       ------------     ------------
Cash and cash equivalents                              $  3,282,732     $ 14,609,489
                                                       ------------     ------------

Receivables:
  Mortgage notes                                          1,137,278        1,266,297
                                                       ------------     ------------

Inventories:
  Land                                                  113,888,225      112,721,638
  Houses and condominiums completed or
   under construction                                    44,283,681       40,497,339
  Model houses and condominiums                           1,948,258        2,199,908
                                                       ------------     ------------
                                                        160,120,164      155,418,885
  Less: Estimated costs of completion
        included in inventories                          25,281,254       28,592,120
                                                       ------------     ------------
                                                        134,838,910      126,826,765
                                                       ------------     ------------
Property and equipment (at cost):
  Land                                                    7,170,113        7,170,113
  Buildings                                              22,619,177       22,473,045
  Furniture, fixtures and equipment                       5,526,313        5,432,784
                                                       ------------     ------------
                                                         35,315,603       35,075,942
  Less: Accumulated depreciation                         10,651,426       10,447,207
                                                       ------------     ------------
                                                         24,664,177       24,628,735
                                                       ------------     ------------
Other:
  Prepaid expenses                                        2,453,796        1,990,535
  Unamortized debt issuance costs                         2,207,797        2,277,529
  Investment in and advances to joint venture             6,700,000        7,000,000
  Land held for investment (at cost)                      2,996,901        2,996,901
  Other assets                                            3,016,585        2,413,479
                                                       ------------     ------------
                                                         17,375,079       16,678,444
                                                       ------------     ------------

Total Assets                                           $181,298,176     $184,009,730
                                                       ============     ============


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         March 31,       December 31,
                                                           1995             1994
                                                        (Unaudited)       (Audited)
                                                       ------------     ------------
Liabilities:
  Mortgage notes payable                               $ 17,510,468     $ 17,419,250
  Accounts payable                                        5,788,666        6,464,417
  Dividends payable                                               -          993,409
  Customer deposits                                       6,875,256        4,975,199
  Accrued expenses and other liabilities                  5,482,709        7,820,330
  Deferred income taxes                                     186,255          456,430
  12 1/2% Senior Notes due January 15, 2003,
    net of $1,593,800 discount in 1995 and
    $1,632,318 discount in 1994                          66,370,200       66,457,682
                                                       ------------     ------------

  Total Liabilities                                     102,213,554      104,586,717
                                                       ------------     ------------

Shareholders' Equity:
  Class A common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      1,893,349 in 1995 and in 1994                         189,335          189,335
  Class B common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
       2,732,175 in 1995 and in 1994                        273,218          273,218
  Additional paid-in capital                             19,267,327       19,267,327
  Retained earnings                                      59,354,742       59,693,133
                                                       ------------     ------------

  Total Shareholders' Equity                             79,084,622       79,423,013
                                                       ------------     ------------

Total Liabilities and Shareholders' Equity             $181,298,176     $184,009,730
                                                       ============     ============


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                   -------------------------------------
                                                                       1995                     1994
                                                                   ------------             ------------
Revenues:
  Sale of houses and condominiums                                  $ 13,037,915             $ 20,515,583
  Sale of land                                                           80,000                  186,010
  Other operating revenues                                              787,824                  881,747
  Interest, rentals and other income                                    895,321                  739,426
  Gain on sale of property and land held for investment, net             56,355                   20,958
                                                                   ------------             ------------
                                                                     14,857,415               22,343,724
                                                                   ------------             ------------

Costs and Expenses:
  Cost of houses and condominiums sold                               10,948,114               17,485,479
  Cost of land sold                                                      73,881                  159,738
  Costs relating to other operating revenues                            722,866                  647,935
  Selling, general and administrative expenses                        3,438,372                3,770,404
  Interest costs incurred                                             2,566,027                2,555,768
  Interest capitalized (deduct)                                      (2,348,996)              (2,555,768)
                                                                   ------------             ------------
                                                                     15,400,264               22,063,556
                                                                   ------------             ------------

Income (loss) before provision (benefit) for income taxes              (542,849)                 280,168

Provision (benefit) for income taxes                                   (204,458)                 105,228
                                                                   ------------             ------------

Net Income (Loss)                                                  $   (338,391)            $    174,940
                                                                   ============             ============



Earnings per Class A and B Common Share:
  Net Income (Loss)                                                $       (.07)            $        .04
                                                                   ============             ============

Average Number of Class A and Class B
  Common Shares Outstanding                                           4,625,524                4,625,524
                                                                   ============             ============

Dividends per Class A Common Share                                 $          -             $          -
                                                                   ============             ============

Dividends per Class B Common Share                                 $          -             $          -
                                                                   ============             ============


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)

                                                                              March 31,
                                                                   -----------------------------
                                                                        1995            1994
                                                                   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                               $   (338,391)    $   174,940
                                                                   ------------     -----------

   Adjustments to reconcile net income (loss) to net
     cash (used in) operating activities
       Depreciation                                                     301,541         302,723
       Amortization                                                     108,250          92,597
       Deferred income taxes                                           (270,175)        (97,673)
       Gain on sale of property and equipment and other assets          (56,356)        (20,959)
   Changes in assets and liabilities
     Decrease (increase) in receivables                                 129,019        (268,527)
     (Increase) in inventories                                       (8,012,145)     (4,246,287)
     (Increase) in other assets                                      (1,066,367)       (822,323)
     (Decrease) in accounts payable                                    (675,751)       (649,528)
     Increase in customer deposits                                    1,900,057       3,424,118
     (Decrease) in accrued expenses and other liabilities            (2,337,621)     (2,128,296)
                                                                   ------------     -----------
         Total adjustments                                           (9,979,548)     (4,414,155)
                                                                   ------------     -----------
           Net cash (used in) operating activities                  (10,317,939)     (4,239,215)
                                                                   ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Return on investment in joint venture                                300,000               -
   Investment in joint venture                                                -         (16,399)
   Capital expenditures                                                (417,769)       (181,133)
   Proceeds from the sale of property
     and equipment and other assets                                     137,142         116,765
                                                                   ------------     -----------

           Net cash provided by (used in) investing activities           19,373         (80,767)
                                                                   ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage notes                                         101,901         106,814
   Payment of mortgage notes                                            (10,683)            (42)
   Repayments under line of credit agreements                                 -         (86,317)
   Repurchase of senior notes                                          (126,000)              -
   Senior notes issuance cost                                                 -         (75,000)
   Dividends paid                                                      (993,409)       (762,078)
                                                                   ------------     -----------
           Net cash (used in) financing activities                   (1,028,191)       (816,623)
                                                                   ------------     -----------

NET (DECREASE) IN CASH                                              (11,326,757)     (5,136,605)

CASH AT BEGINNING OF PERIOD                                          14,609,489      14,650,532
                                                                   ------------     -----------

CASH AT END OF PERIOD                                              $  3,282,732     $ 9,513,927
                                                                   ============     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest (net of amount capitalized)                            $  2,308,382     $ 2,155,008
   Income taxes                                                    $    405,000     $   647,330


See notes to consolidated financial statements

FORM 10Q


                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The consolidated balance sheet as of March 31, 1995, the related statements of operations and cash flows for the three months ended March 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

         Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders.

         Certain balances have been reclassified to conform to the current year presentation.

2. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the entire year.

3.       Affiliated Companies.

         The Company does not have investments in affiliated companies.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

4.    Backlog of Contracts for Sales of Houses and Condominiums

                                           March 31, 1995          December 31, 1994
                                       ---------------------     -----------------------
                                       Units       Amounts       Units         Amounts
                                       -----     -----------     -----       -----------
      Single-Family Homes                71      $15,137,062       58        $12,197,851
      Multi-Family                      111       22,438,263       85        $17,149,922
                                        ---      -----------      ---        -----------

      Total                             182      $37,575,325      143        $29,347,773
                                        ===      ===========      ===        ===========

5.    Following is a computation of earnings per share:

                                                       Three Months Ended
                                                   -------------------------
                                                      3/31/95      3/31/94
                                                   ------------  -----------
      Net Income (Loss)                            $  (338,391)  $   174,940
                                                   ===========   ===========

      Weighted average number of
        common shares outstanding                    4,625,524     4,625,524
                                                   ===========   ===========

      Earnings (loss) per share                    $      (.07)  $       .04
                                                   ===========   ===========

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

      On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. As of March 31, 1995, there was no outstanding loan balance.

                                                    Suite 1200
                                                    777 Brickell Avenue
                                                    Miami, FL 33131-2867
                                                    305 377-9900
                                                    FAX 305 377-9130

                                               GRANT THORNTON

                              GRANT THORNTON LLP    Accountants and
                                                    Management Consultants

                                                    The U.S. Member Firm of
                                                    Grant Thornton International

Board of Directors
Oriole Homes Corp.


We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of March 31, 1995, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GRANT THORNTON LLP

Miami, Florida
April 25, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1995, COMPARED TO THREE MONTHS ENDED MARCH 31,
1994

The Company's revenues from home sales decreased to $13.0 million (or 36.5%) during the first quarter of 1995 as compared to the same period of 1994. The Company delivered 91 homes in the 1995 quarter compared to 154 in the same period of 1994, with an increase of 7.6% in the average selling price of homes delivered (from $133,218 to $143,274). The number of new contracts signed
(130) and the aggregate dollar value of those contracts ($21.3 million) decreased in 1995 from 255 and $38.2 million in the 1994 period. The Company anticipates that its second quarter revenues and earnings will be lower than those recorded in the second quarter of 1994. However, the Company expects sales to rebound in the third and fourth quarters of this year. The Company believes that revenues and the number of new contracts are being adversely affected by higher interest rates and higher home prices precipitated by increases in material costs and by new building codes regarding greater hurricane protection. In addition, resales nationally have been down and that is affecting the ability of the Company's prime customers, active adults, to fund the purchase of retirement houses in Florida. Further, several of the Company's most popular residential projects have recently been completed and the last units delivered. Though new projects have recently been opened for sale, because of the time lag between land development and construction schedules, these new projects may not result in closings in 1995 even if new sales contracts are entered into immediately.

Other operating revenues decreased to $.8 million during the first quarter of 1995 from $.9 million in the same period of 1994 as a result of higher vacancies in The Pier Club rental project. Interest, rentals and other income increased from $.8 million to $1.0 million, namely due to the return on investment in Joint Ventures.

Cost of home sales decreased to $10.9 million in 1995 from $17.5 million in 1994, mainly as a result of a decrease in the number of homes delivered. As a percentage of home sales, cost of homes sold decreased to 84.0% from 85.2%. Gross margins during the first quarter of 1995 have increased due to the ability of the Company to pass some cost increases on to customers.

Selling, general and administrative expenses decreased slightly in the 1995 period as compared to the 1994 first quarter, but as a percentage of total revenues, these expenses increased to 23.1% from 16.9% in the same period of 1994.

Net income in the 1995 first quarter amounted to a loss of $.4 million from a profit of $.2 million in the comparable period of 1994. The decrease is attributed to a reduction of total income of $14.9 million in the first quarter of 1995 from $22.3 million in the same period of 1994.

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

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


The March 31, 1995 unaudited Financial Statements included in this form 10-Q have been reviewed by Grant Thornton LLP in accordance with established professional standards and procedures for such a review.

(a) There were no reports on Form 8-K for the three months ended March 31, 1995.

Exhibit
Number           Description
- ------           -----------
  27             Financial Data Schedule (for SEC use only)

                                   SIGNATURES




Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ORIOLE HOMES CORP.
                                         ------------------
                                            (Registrant)


Date:     May 9, 1995                    /s/ R.D. Levy
- --------------------------               ---------------------------------
                                         R.D. Levy,
                                         Chairman of the Board,
                                         Chief Executive Officer,
                                         Director


Date:     May 9, 1995                    /s/ A. Nunez
- --------------------------               ---------------------------------
                                         A. Nunez, Senior Vice President
                                         Treasurer, Chief Financial Officer,
                                         Chief Accounting Officer, Director

                                 EXHIBIT INDEX


Exhibit
Number           Description
- ------           -----------
  27             Financial Data Schedule (for SEC use only)