Form 10-Q
period 1995-06-30
ORIOLE HOMES CORP
filed 1995-08-04
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 1995                 Commission File No. 1-6963


                               ORIOLE HOMES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Florida                                             59-1228702
- -------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.              33445
- --------------------------------------------------            ----------
    (Address of principal executive offices)                  (Zip Code)



       Registrant's telephone number, including area code: (407) 274-2000



- --------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No



Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                Class                           Outstanding at June 30, 1995
- -------------------------------------         --------------------------------
Common Stock, Class A, par value $.10                    1,893,349
Common Stock, Class B, par value $.10                    2,732,175

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                                        June 30,                   December 31,
                                                          1995                         1994
                                                       (Unaudited)                   (Audited)
                                                      -------------               -------------
Cash and cash equivalents                             $   3,960,405               $  14,609,489
                                                      -------------               -------------
Receivables:
  Mortgage notes                                            347,375                   1,266,297
                                                      -------------               -------------
Inventories:
  Land                                                  116,906,807                 112,721,638
  Houses and condominiums completed or
    under construction                                   45,373,021                  40,497,339
  Model houses and condominiums                           2,740,641                   2,199,908
                                                      -------------               -------------
                                                        165,020,469                 155,418,885
  Less: Estimated costs of completion
          included in inventories                        24,857,843                  28,592,120
                                                      -------------               -------------
                                                        140,162,626                 126,826,765
                                                      -------------               -------------
Property and equipment (at cost):
  Land                                                    7,169,358                   7,170,113
  Buildings                                              22,500,153                  22,473,045
  Furniture, fixtures and equipment                       5,512,413                   5,432,784
                                                      -------------               -------------
                                                         35,181,924                  35,075,942
  Less: Accumulated depreciation                         10,814,270                  10,447,207
                                                      -------------               -------------
                                                         24,367,654                  24,628,735
                                                      -------------               -------------
Other:
  Prepaid expenses                                        3,114,786                   1,990,535
  Unamortized debt issuance costs                         2,142,880                   2,277,529
  Investment in and advances to joint ventures            6,040,000                   7,000,000
  Land held for investment (at cost)                      3,001,783                   2,996,901
  Other assets                                            3,300,325                   2,413,479
                                                      -------------               -------------
                                                         17,599,774                  16,678,444
                                                      -------------               -------------

Total Assets                                          $ 186,437,834               $ 184,009,730
                                                      =============               =============




See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY




                                                          June 30,                   December 31,
                                                            1995                         1994
                                                         (Unaudited)                  (Audited)
                                                        --------------              --------------
Liabilities:
  Notes payable - bank                                  $    4,000,000              $            -
  Mortgage notes payable                                    14,886,126                  17,419,250
  Accounts payable                                           6,318,237                   6,464,417
  Dividends payable                                                  -                     993,409
  Customer deposits                                          8,275,604                   4,975,199
  Accrued expenses and other liabilities                     8,085,920                   7,820,330
  Deferred income taxes                                         23,441                     456,430
  12 1/2% Senior Notes due January 15, 2003,
    net of $1,558,303 discount in 1995 and
    $1,632,318 discount in 1994                             66,405,697                  66,457,682
                                                        --------------              --------------

  Total Liabilities                                        107,995,025                 104,586,717

Shareholders' Equity:
  Class A common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      1,893,349 in 1995 and in 1994                            189,335                     189,335
  Class B common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      2,732,175 in 1995 and in 1994                            273,218                     273,218
  Additional paid-in capital                                19,267,327                  19,267,327
  Retained earnings                                         58,712,929                  59,693,133
                                                        --------------              --------------
  Total Shareholders' Equity                                78,442,809                  79,423,013
                                                        --------------              --------------

Total Liabilities and Shareholders' Equity              $  186,437,834              $  184,009,730
                                                        ==============              ==============



See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                 Six Months Ended                      Three Months Ended
                                                                     June 30,                                June 30,
                                                         -------------------------------          -------------------------------
                                                             1995               1994                  1995               1994
                                                         ------------       ------------          ------------       ------------
Revenues:
  Sale of houses and condominiums                        $ 27,429,087       $ 36,762,606          $ 14,391,172       $ 16,247,023
  Sale of land                                              1,295,229            872,483             1,215,229            686,473
  Other operating revenues                                  1,551,444          1,731,133               763,620            849,386
  Interest, rentals and other income                        1,959,134          1,670,114             1,063,813            930,688
  Gain on sale of property and
    land held for investment, net                             114,452             56,177                58,097             35,219
                                                         ------------       ------------          ------------       ------------
                                                           32,349,346         41,092,513            17,491,931         18,748,789
                                                         ------------       ------------          ------------       ------------

Costs and Expenses:
  Cost of houses and condominiums sold                     23,825,914         31,419,697            12,877,800         13,934,218
  Cost of land sold                                         1,110,092            770,714             1,036,211            610,976
  Costs relating to other operating revenues                1,512,236          1,307,996               789,370            660,061
  Selling, general and administrative
  expenses                                                  7,063,432          7,164,842             3,625,060          3,394,438
  Interest costs incurred                                   5,150,025          5,110,893             2,583,998          2,555,125
  Interest capitalized (deduct)                            (4,740,542)        (5,110,893)           (2,391,546)        (2,555,125)
                                                         ------------       ------------          ------------       ------------
                                                           33,921,157         40,663,249            18,520,893         18,599,693
                                                         ------------       ------------          ------------       ------------

Income (loss) before provision for (benefit from)
  income taxes                                             (1,571,811)           429,264            (1,028,962)           149,096

Provision for (benefit from) income taxes                    (591,607)           161,296              (387,149)            56,068
                                                         ------------       ------------          ------------       ------------

Net Income (Loss)                                        $   (980,204)      $    267,968          $   (641,813)      $     93,028
                                                         ============       ============          ============       ============

Earnings per Class A and Class B Common Share:
  Net Income (Loss)                                      $       (.21)      $        .06          $       (.14)      $        .02
                                                         ============       ============          ============       ============

Average Number of Class A and Class B
  Common Shares Outstanding                                 4,625,524          4,625,524             4,625,524          4,625,524
                                                         ============       ============          ============       ============

Dividends per Class A Common Share                       $          -       $          -          $          -       $          -
                                                         ============       ============          ============       ============

Dividends per Class B Common Share                       $          -       $          -          $          -       $          -
                                                         ============       ============          ============       ============



See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH
                                 (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                --------------------------------
                                                                                     1995               1994
                                                                                ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                             $     (980,204)    $     267,968
                                                                                --------------     -------------
   Adjustments to reconcile net income to net
    cash (used in) operating activities
      Depreciation                                                                     603,250           613,388
      Amortization                                                                     209,679           180,279
      Deferred income taxes                                                           (432,989)          (97,064)
      Gain on sale of property and equipment and other assets                         (114,452)          (56,177)
  Changes in assets and liabilities
    (Increase) decrease in receivables                                                 918,922          (342,868)
    (Increase) in inventories                                                      (13,335,861)      (10,105,141)
    (Increase) in other assets                                                      (2,012,112)       (1,836,845)
    (Decrease) in accounts payable                                                    (146,180)         (249,707)
    Increase in customer deposits                                                    3,300,405         5,883,346
    (Decrease) in income taxes payable                                                (296,904)         (647,326)
    Increase in accrued expenses and other liabilities                                 562,494           686,938
                                                                                --------------     -------------
      Total adjustments                                                            (10,743,748)       (5,971,177)
                                                                                --------------     -------------
        Net cash (used in) operating activities                                    (11,723,952)       (5,703,209)
                                                                                --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Return of (investment in) joint venture                                              960,000        (3,500,000)
  Land held for investment                                                              (4,882)                -
  Capital expenditures                                                                (602,190)         (332,812)
  Proceeds from the sale of property
    and equipment and other assets                                                     374,473           230,984
                                                                                --------------     -------------

        Net cash provided by (used in) investing activities                            727,401        (3,601,828)
                                                                                --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage notes                                                         149,875           212,318
  Payment of mortgage notes                                                         (2,682,999)                -
  Borrowings under line of credit agreements                                         6,000,000                 -
  Repayments under line of credit agreements                                        (2,000,000)          (86,317)
  Repurchase of senior notes                                                          (126,000)                -
  Senior notes issuance cost                                                                 -           (75,000)
  Dividends paid                                                                      (993,409)         (762,078)
                                                                                --------------     -------------
        Net cash provided by (used in) financing activities                            347,467          (711,077)
                                                                                --------------     -------------

NET (DECREASE) IN CASH                                                             (10,649,084)      (10,016,114)

CASH AT BEGINNING OF PERIOD                                                         14,609,489        14,650,532
                                                                                --------------     -------------
CASH AT END OF PERIOD                                                           $    3,960,405     $   4,634,418
                                                                                ==============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)                                          $      341,462     $           -
  Income taxes                                                                  $      514,000     $   1,042,331

See notes to consolidated financial statements

FORM 10Q


                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The consolidated balance sheet as of June 30, 1995, the related statements of operations and cash flows for the three and six months ended June 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results for the entire year.

3.  Affiliated Companies.

    The Company does not have investments in affiliated companies.

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Continued)

4.  Backlog of Contracts for Sales of Houses and Condominiums

                                                June 30, 1995               December 31, 1994
                                            ---------------------          -------------------
                                            Units         Amounts          Units       Amounts
                                            -----         -------          -----       -------
    Single-Family Homes                     100        $20,936,693           58     $12,197,851
    Multi-Family                            125         24,140,216           85      17,149,922
                                            ---        -----------          ---     -----------

    Total                                   225        $45,076,909          143     $29,347,773
                                            ===        ===========          ===     ===========

5.  Following is a computation of earnings per share:

                                            Three Months Ended               Six Months Ended
                                         6/30/95         6/30/94         6/30/95          6/30/94
                                     --------------    -----------    -------------     -----------
    Net Income (Loss)                $     (641,813)   $    93,028    $    (980,204)    $   267,968
                                     ==============    ===========    =============     ===========
    Weighted average number of
      common shares outstanding           4,625,524      4,625,524        4,625,524       4,625,524
                                     ==============    ===========    =============     ===========

    Earnings (loss) per share        $         (.14)   $      0.02    $        (.21)    $      0.06
                                     ==============    ===========    =============     ===========

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

    On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. As of June 30, 1995, the outstanding loan balance was $4,000,000.

Board of Directors
Oriole Homes Corp.


We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations and cash flows for the three-month and six-month period then ended. These financial statements are the responsibility of the company s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, shareholders equity, and cash flows for the year then ended (not presented herein) and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GRANT THORNTON LLP

Miami, Florida
July 28, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995, COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

The Company's revenues from home sales decreased $1.9 million (11.4%) during the second quarter of 1995 as compared to the same period in 1994. The Company delivered 91 homes in the 1995 quarter compared to 123 in the same period of 1994. The average selling price of homes delivered increased 19.7% (from $132,090 to $158,145). The Company entered into 134 new contracts with an aggregate dollar value of $21.9 million in the second quarter of 1995 compared to 194 new contracts with an aggregate dollar value of $29.7 million in the 1994 period. Revenues from homes sales continue to reflect a weakness in the industry. Resales are weak nationally and active adults, the prime customers of the Company, have found it harder to sell their present home to use the proceeds to purchase a retirement home in Florida. There is also a trend to settle for less costly new housing. The Company is continuing its efforts to sell its more costly inventory and make a transition to new models, more attractively priced. The Company expects its results to improve during 1996 as these new models come on stream. The Company has new projects in the Naples area, on the west coast of Florida, and Ocala in the central portion of the State of Florida. These projects should help the Company diversify its product lines and geographic market.

Interest, rentals and other income increased to $1.1 million from $.9 million in the same period of 1994 mainly due to interest generated from the Company's investments in a joint venture.

Cost of home sales decreased to $12.9 million in 1995 from $13.9 million in 1994 mainly as a result of the decrease in the number and dollar amount of homes delivered. As a percentage of home sales, cost of homes sold increased to 89.5% from 85.8%. Gross margins during the second quarter of 1995 were adversely affected due to increases in construction costs and the reduction in selling prices caused by market conditions.

Selling, general and administrative expenses increased to $3.6 million in 1995 from $3.4 million in 1994 and as a percentage of total revenues, increased to 20.7% in the second quarter of 1995 as compared to 18.1% in the same period of 1994.

Net loss in the 1995 second quarter amounted to $.6 million from a profit of $.09 million in the comparable period of 1994. The decrease is attributed mainly to lower sales and margins on sales of houses and condominiums.



SIX MONTHS ENDED JUNE 30, 1995, COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

The Company's revenues from home sales decreased 25.4% to $27.4 million in the six month period of 1995 as compared to $36.8 million in the same period of 1994. The Company delivered 182 units in the first six months of 1995 as compared to 277 units in 1994. The average selling price of homes delivered increased 13.6% from $132,717 to $150,709. In 1995, 264 new contracts were signed with a value of $43.2 million representing a decrease from 449 contracts valued at $67.9 million in 1994.

Other operating revenues decreased from $1.7 million in 1994 to $1.6 million in 1995. Interest, rentals and other income increased from $1.7 million in 1994 to $2.1 million in 1995 mainly due to interest generated from the Company's investments in a joint venture.

Cost of sales decreased from $31.4 million in 1994 to $23.8 million in 1995. As a percentage of home sales, cost of home sales increased from 85.5% in 1994 to 86.9% in 1995.

Selling, general and administrative expenses decreased from $7.2 million in 1994 to $7.1 million in 1995 but as a percentage of total revenues, increased to 21.8% in 1995 from 17.4% in 1994.

Net income decreased from a profit of $.3 million in the first six months of 1994 to a loss of $1.0 million in 1995. Net income for the first six months of 1995 was affected by a reduction in the total sales of houses and condominiums combined with a decrease in the margins due to competitive market.

The dollar amount of the Company's backlog which reflects new sales contracts that have yet to close decreased 36.1% to $45,076,909 (representing 225 units) as of June 30, 1995 from $70,540,886 (representing 429 units) as of June 30, 1994. The average per unit value of the Company's backlog now stands at $200,342, representing an increase of 21.8% over $164,431 recorded at the end of the 1994 second quarter. Included in this year's backlog are 17 units from the upscale project Fairway Point valued at a total of $9,625,721, or an average of $566,219 per unit. If Fairway Point units are eliminated, the backlog as of June 30, 1995 would have consisted of 208 units valued at $35,451,188, or an average of $170,438 per unit as compared to 400 units with a value of $56,411,546, or an average of $141,029 per unit as of June 30, 1994.




FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs from funds generated through operations, borrowings and the issuance of common stock.

As of June 30, 1995, the Company had outstanding borrowings of approximately $85.3 million, including $66.4 in Senior Notes due 2003 ("Senior Notes"). It had available cash and short term investments of approximately $4.0 million. At June 30, 1995, the Company also had available funds of approximately $6 million pursuant to available but unused credit facilities. The Company believes that the funds generated from operations and its borrowing availability under credit facilities will be sufficient to fund the Company's foreseeable working requirements, with the possible exception of land acquisitions.

As of June 30, 1995, the Company had invested $6,040,000 in two Joint Ventures with a reputable South Florida building company. The Joint Venture Agreements provide that the Company is to receive (1) a 10% return plus $4,000 as each of 112 units are sold; (2) a 15% return, plus $2,800 as each developed lot or dwelling unit is sold, and 5% of the gross sales price on land sales. The Company's investment and its return are guaranteed by the other Joint Venturer and by the principal shareholder of the Joint Venturer.

                         PART II  -  OTHER INFORMATION

ITEM 4  -  RESULTS OF VOTES OF SHAREHOLDERS

(a) On May 15, 1995, a regular Annual Shareholders Meeting was held at the Company's headquarters located at 1690 South Congress Avenue, Delray Beach, FL 33445.

(b)  Not applicable.

(c)  The following matters were submitted to Shareholders:


             ELECTION OF DIRECTORS, CLASS A

                                                                                       BROKERS
                                  FOR                  ABSTENTION                      NON-VOTE
                                  ---                  ----------                      --------
R. D. Levy                    1,688,561                   3,308                        24,008

H. A. Levy                    1,688,561                   3,308                        24,008

E. E. Hubshman                1,688,561                   3,308                        24,008

A. Nunez                      1,688,561                   3,308                        24,008

E. H. Berns                   1,688,561                   3,308                        24,008


             ELECTION OF DIRECTORS, CLASS B

                                                                                       BROKERS
                                  FOR                  ABSTENTION                      NON-VOTE
                                  ---                  ----------                      --------
R. E. Deems                   1,791,855                   1,116                        27,576

D. C. McClosky                1,791,855                   1,116                        27,576

P. R. Lehrer                  1,791,855                   1,116                        27,576


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


The June 30, 1995 unaudited Financial Statements included in this form 10-Q have been reviewed by Grant Thornton, in accordance with established professional standards and procedures for such a review.

There were no reports on Form 8-K for the six months ended June 30, 1995.


Exhibit
  No.                     Description
- -------                   -----------

  27                      Financial Data Schedule (for SEC use only)

                                   SIGNATURES





Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ORIOLE HOMES CORP.
                                            ------------------
                                               (Registrant)



Date:    August 4, 1995                     s/ R.D. Levy
- ---------------------------                 -----------------------------------
                                            R.D. Levy,
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Director


Date:    August 4, 1995                     s/ A. Nunez
- ---------------------------                 -----------------------------------
                                            A. Nunez, Senior Vice President
                                            Treasurer, Chief Financial Officer,
                                            Chief Accounting Officer, Director