Form 10-Q
period 1995-09-30
ORIOLE HOMES CORP
filed 1995-11-07
CIK 74928

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           Washington, D.C. 20549

                                  Form 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 1995            Commission File No. 1-6963


                             ORIOLE HOMES CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                   Florida                                    59-1228702
--------------------------------------------------   ---------------------------
        (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                   Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.             33445
--------------------------------------------------   ---------------------------
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

              Class                            Outstanding at September 30, 1995
-------------------------------------          ---------------------------------
Common Stock, Class A, par value $.10                        1,893,349
Common Stock, Class B, par value $.10                        2,732,175

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS




                                                  September 30,    December 31,
                                                      1995             1994
                                                   (Unaudited)       (Audited)
                                                  ------------     ------------
Cash and cash equivalents                         $  2,666,623     $ 14,609,489
                                                  ------------     ------------

Receivables:
  Mortgage notes                                       351,370        1,266,297
                                                  ------------     ------------

Inventories:
  Land                                             119,672,848      112,721,638
  Houses and condominiums completed or
    under construction                              47,337,001       40,497,339
  Model houses and condominiums                      2,787,592        2,199,908
                                                  ------------     ------------
                                                   169,797,441      155,418,885
  Less: Estimated costs of completion
          included in inventories                   26,958,305       28,592,120
                                                  ------------     ------------
                                                   142,839,136      126,826,765
                                                  ------------     ------------
Property and equipment (at cost):
  Land                                               7,168,636        7,170,113
  Buildings                                         22,417,244       22,473,045
  Furniture, fixtures and equipment                  5,687,433        5,432,784
                                                  ------------     ------------
                                                    35,273,313       35,075,942
  Less: Accumulated depreciation                    11,010,280       10,447,207
                                                  ------------     ------------
                                                    24,263,033       24,628,735
                                                  ------------     ------------
Other:
  Prepaid expenses                                   3,396,413        1,990,535
  Unamortized debt issuance costs                    2,141,749        2,277,529
  Investment in and advances to joint ventures       5,790,000        7,000,000
  Land held for investment (at cost)                 3,001,783        2,996,901
  Other assets                                       4,025,123        2,413,479
                                                  ------------     ------------
                                                    18,355,068       16,678,444
                                                  ------------     ------------

Total Assets                                      $188,475,230     $184,009,730
                                                  ============     ============



See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' EQUITY




                                                  September 30,     December 31,
                                                      1995             1994
                                                   (Unaudited)      (Audited)
                                                  ------------     ------------
Liabilities:
  Notes payable - bank                            $  8,500,000     $          -
  Mortgage notes payable                            15,061,896       17,419,250
  Accounts payable                                   5,666,712        6,464,417
  Dividends payable                                          -          993,409
  Customer deposits                                  6,794,796        4,975,199
  Accrued expenses and other liabilities             6,592,126        7,820,330
  Deferred income taxes                                562,525          456,430
  12 1/2% Senior Notes due January 15, 2003,
    net of $1,520,495 discount in 1995 and
    $1,632,318 discount in 1994                     66,443,505       66,457,682
                                                  ------------     ------------

  Total Liabilities                                109,621,560      104,586,717

Shareholders' Equity:
  Class A common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      1,893,349 in 1995 and in 1994                    189,335          189,335
  Class B common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      2,732,175 in 1995 and in 1994                    273,218          273,218
  Additional paid-in capital                        19,267,327       19,267,327
  Retained earnings                                 59,123,790       59,693,133
                                                  ------------     ------------
  Total Shareholders' Equity                        78,853,670       79,423,013
                                                  ------------     ------------

Total Liabilities and Shareholders' Equity        $188,475,230     $184,009,730
                                                  ============     ============



See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)




                                                       Nine Months Ended            Three Months Ended
                                                         September 30,                 September 30,
                                                   --------------------------    --------------------------
                                                      1995           1994           1995           1994
                                                   -----------    -----------    -----------    -----------
Revenues:
  Sale of houses and condominiums                  $49,032,659    $68,882,909    $21,603,572    $32,120,303
  Sale of land                                       1,316,329      1,523,945         21,100        651,462
  Other operating revenues                           2,315,089      2,560,858        763,645        829,725
  Interest, rentals and other income                 2,902,818      2,648,388        943,684        978,274
  Gain on sale of property and
    land held for investment, net                      144,142        129,566         29,690         73,389
                                                   -----------    -----------    -----------    -----------
                                                    55,711,037     75,745,666     23,361,691     34,653,153
                                                   -----------    -----------    -----------    -----------

Costs and Expenses:
  Cost of houses and condominiums sold              41,538,240     57,406,030     17,712,326     25,986,333
  Cost of land sold                                  1,129,854      1,335,358         19,762        564,644
  Costs relating to other operating revenues         2,294,850      1,977,838        782,614        669,842
  Selling, general and administrative
  expenses                                          11,075,540     11,347,538      4,012,108      4,182,696
  Interest costs incurred                            7,899,547      7,785,220      2,749,522      2,674,327
  Interest capitalized (deduct)                     (7,313,929)    (7,353,087)    (2,573,387)    (2,242,194)
                                                   -----------    -----------    -----------    -----------
                                                    56,624,102     72,498,897     22,702,945     31,835,648
                                                   -----------    -----------    -----------    -----------

Income (loss) before provision for (benefit from)
  income taxes                                        (913,065)     3,246,769        658,746      2,817,505

Provision for (benefit from) income taxes             (343,722)     1,251,589        247,885      1,090,293
                                                   -----------    -----------    -----------    -----------

Net Income (Loss)                                  $  (569,343)   $ 1,995,180    $   410,861    $ 1,727,212
                                                   ===========    ===========    ===========    ===========

Earnings per Class A and Class B Common Share:
  Net Income (Loss)                                $     (.12)    $       .43    $       .09    $       .37
                                                   ===========    ===========    ===========    ===========

Average Number of Class A and Class B
  Common Shares Outstanding                          4,625,524      4,625,524      4,625,524      4,625,524
                                                   ===========    ===========    ===========    ===========

Dividends per Class A Common Share                 $         -    $       .15    $         -    $       .15
                                                   ===========    ===========    ===========    ===========

Dividends per Class B Common Share                 $         -    $      .175    $         -    $      .175
                                                   ===========    ===========    ===========    ===========


See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH
                                 (Unaudited)



                                                                        Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      1995             1994
                                                                  ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                               $   (569,343)     $ 1,995,180
                                                                  ------------      -----------

   Adjustments to reconcile net income to net
    cash (used in) operating activities
      Depreciation                                                     926,611          922,633
      Amortization                                                     337,934          272,456
      Deferred income taxes                                            106,095         (317,992)
      Gain on sale of property and equipment and other assets         (144,142)        (129,566)
  Changes in assets and liabilities
    Decrease in receivables                                            914,927          108,603
    (Increase) in inventories                                      (16,012,371)      (8,684,406)
    (Increase) in other assets                                      (3,017,522)      (1,504,403)
    (Decrease) in accounts payable                                    (797,705)        (202,041)
    Increase in customer deposits                                    1,819,597        3,596,107
    (Decrease) increase in income taxes payable                       (296,904)         340,766
    (Decrease) in accrued expenses and other liabilities              (931,300)        (846,078)
                                                                  ------------      -----------
      Total adjustments                                            (17,094,780)      (6,443,921)
                                                                  ------------      -----------
        Net cash (used in) operating activities                    (17,664,123)      (4,448,741)
                                                                  ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Return of (investment in) joint venture                            1,210,000       (3,500,000)
  Land held for investment                                              (4,882)        (205,451)
  Capital expenditures                                              (1,033,293)        (421,193)
  Proceeds from the sale of property
    and equipment and other assets                                     616,526          490,772
                                                                  ------------      -----------

        Net cash provided by (used in) investing activities            788,351       (3,635,872)
                                                                  ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage notes                                         149,875          425,016
  Payment of mortgage notes                                         (2,507,229)               0
  Borrowings under line of credit agreements                        14,500,000        9,500,000
  Repayments under line of credit agreements                        (6,000,000)      (9,596,317)
  Repurchase of senior notes                                          (126,000)               0
  Issuance costs                                                       (90,331)         (75,000)
  Dividends paid                                                      (993,409)      (1,524,156)
                                                                  ------------      -----------
        Net cash provided by (used in) financing activities          4,932,906       (1,270,457)
                                                                  ------------      -----------

NET (DECREASE) IN CASH                                             (11,942,866)      (9,355,070)

CASH AT BEGINNING OF PERIOD                                         14,609,489       14,650,532
                                                                  ------------      -----------

CASH AT END OF PERIOD                                             $  2,666,623      $ 5,295,462
                                                                  ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)                            $  2,603,664      $ 2,520,041
  Income taxes                                                    $    643,049      $ 1,228,815

See notes to consolidated financial statements

FORM 10Q


                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The consolidated balance sheet as of September 30, 1995, the related statements of operations and cash flows for the three and nine months ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results for the entire year.

3.       Affiliated Companies.

         The Company does not have investments in affiliated companies.

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Continued)


4.       Backlog of Contracts for Sales of Houses and Condominiums

                                                      September 30, 1995          December 31, 1994
                                                      ------------------          -----------------
                                                        Units   Amounts            Units    Amounts
                                                        -----   -------            -----    -------
         Single-Family Homes                             112  $23,369,755            58  $12,197,851
         Multi-Family                                    128   19,065,288            85   17,149,922
                                                         ---  -----------           ---  -----------
         Total                                           240  $42,435,043           143  $29,347,773
                                                         ===  ===========           ===  ===========

5.       Following is a computation of earnings per share:

                                                    Three Months Ended          Nine Months Ended
                                                    9/30/95     9/30/94        9/30/95     9/30/94
                                                  ----------  -----------    ----------   ----------
         Net Income (Loss)                        $  410,861  $ 1,727,212    $ (569,343)  $1,995,180
                                                  ==========  ===========    ==========   ==========

         Weighted average number of
           common shares outstanding               4,625,524    4,625,524     4,625,524    4,625,524
                                                  ==========  ===========    ==========   ==========

         Earnings (loss) per share                $      .09  $       .37    $    (.12)   $      .43
                                                  ==========  ===========    ==========   ==========

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

         On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank, which provided up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. This agreement was amended as of August 23, 1995 to increase the line of credit to $15,000,000. As of September 30, 1995, the outstanding loan balance was $8,500,000.

                                                    Suite 1200
                                                    777 Brickell Avenue
                                                    Miami, FL 33131-2867
                                                    305 377-9900
                                                    FAX 305 377-9130




                                                    GRANT THORNTON LLP

                                                    Accountants and
                                                    Management Consultants

                                                    The U.S. Member Firm of
                                                    Grant Thornton International

Board of Directors
Oriole Homes Corp.


We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of September 30, 1995, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GRANT THORNTON LLP

Miami, Florida
October 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

The Company's revenues from home sales decreased $10.5 million (32.7%) during the third quarter of 1995 as compared to the same period in 1994. The Company delivered 98 homes in the third quarter of 1995 compared to 204 in the same period of 1994. The average selling price of homes delivered increased 40.0% (from $157,452 to $220,445). The Company entered into 113 new contracts with an aggregate dollar value of $19.0 million in the third quarter of 1995 compared to 124 new contracts with an aggregate dollar value of $20.0 million in the 1994 period.

There is a trend to less costly new housing. The Company is continuing its efforts to sell its more costly inventory and make a transition to new models, more attractively priced. The Company expects its results to improve during 1996 as these new models come on stream. The Company's new projects in the Naples area, on the west coast of Florida, and Ocala, in the central portion of Florida, are presently under construction and new contracts are starting to materialize.

Interest, rentals and other income decreased to $1.0 million during the third quarter of 1995 as compared to $1.1 million in the same period of 1994.

Cost of home sales decreased to $17.7 million in 1995 from $26.0 million in 1994 mainly as a result of the decrease in the number and dollar amount of homes delivered. As a percentage of home sales, cost of homes sold increased 82.0% from 80.9%. Gross margins during the third quarter of 1995 were adversely affected due to increases in construction costs and the reduction in selling prices caused by market conditions.

Selling, general and administrative expenses decreased to $4.0 million in 1995 from $4.2 million in 1994, but as a percentage of total revenues, increased to 17.2% in the third quarter of 1995 as compared to 12.1% in the same period of 1994.

Net profit in the third quarter of 1995 amounted to $.4 million as compared to $1.7 million for the same period of 1994. The decrease is attributed mainly to lower sales and margins on sales of houses and condominiums.



NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

The Company's revenues from home sales decreased 28.8% to $49.0 million in the nine month period of 1995 as compared to $68.9 million in the same period of 1994. The Company delivered 280 units in the first nine months of 1995 as compared to 481 units in 1994. The average selling price of homes delivered increased 22.3% from $143,208 to $175,117. In 1995, 377 new contracts were signed with a value of $62.1 million representing a decrease of 29.4% in the dollar value from 573 contracts valued at $88.0 million in 1994.

Other operating revenues decreased from $2.6 million in 1994 to $2.3 million in 1995. Interest, rentals and other income increased from $2.8 million in 1994 to $3.0 million in 1995 mainly due to interest generated from the Company's investment in a joint venture.

Cost of sales decreased from $57.4 million in 1994 to $41.5 million in 1995. As a percentage of home sales, cost of sales increased from 83.3% in 1994 to 84.7% in 1995.

Selling, general and administrative expenses decreased from $11.3 million in 1994 to $11.1 million in 1995, but as a percentage of total revenues, increased to 19.9% in 1995 from 15.0% in 1994.

Net income decreased from $2.0 million in the first nine months of 1994 to a loss of $.6 million in 1995. Net income for the first nine months of 1995 was affected by a reduction in the total sales of houses and condominiums combined with a decrease in the margins due to competitive market.

The dollar amount of the Company's backlog, which reflects new sales contracts that have yet to close, decreased 27.4% to $42,435,043 (representing 240 units) as of September 30, 1995 from $58,435,508 (representing 349 units) as of September 30, 1994. The average per unit value of the Company's backlog now stands at $176,813, representing an increase of 5.6% over $167,437 recorded at the end of the 1994 third quarter.




FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily on sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs from funds generated through operations, borrowings and the issuance of common stock.

As of September 30, 1995, the Company had outstanding borrowings of approximately $90.0 million, including $66.4 million of Senior Notes due 2003 ("Senior Notes"). It had available cash and short term investments of approximately $2.8 million. At September 30, 1995, the Company also had available funds of approximately $6.5 million pursuant to available but unused credit facilities. The Company believes that the funds generated from operations and its borrowing availability under credit facilities will be sufficient to fund the Company's foreseeable working requirements, with the possible exception of land acquisitions.

As of September 30, 1995, the Company had invested $5,790,000 in two Joint Ventures with a reputable South Florida home builder. The Joint Venture Agreements provide that the Company is to receive (1) a 10% return plus $4,000 as each of 112 units are sold; (2) a 15% return plus $2,800 as each developed lot or dwelling unit is sold, and 5% of the gross sales price on land sales. The Company's investment and its return are guaranteed by the other Joint Venturer and by the principal shareholder of the Joint Venturer.





ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The September 30, 1995 unaudited Financial Statements included in this Form 10-Q have been reviewed by Grant Thornton, LLP in accordance with established professional standards and procedures for such a review.

There were no reports on Form 8-K for the nine months ended September 30, 1995.

Exhibit filed
Exhibit 27 - Financial Data Schedule (for SEC use only).

                                  SIGNATURES





Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ORIOLE HOMES CORP.
                                             ------------------
                                                (Registrant)




Date:    November 3, 1995                    /s/ R. D. Levy
-----------------------------                -----------------------------------
                                             R.D. Levy,
                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             Director




Date:    November 3, 1995                    /s/ A. Nunez
-----------------------------                -----------------------------------
                                             A. Nunez, Senior Vice President
                                             Treasurer, Chief Financial Officer,
                                             Chief Accounting Officer, Director