Form 10-K405
period 1995-12-31
ORIOLE HOMES CORP
filed 1996-03-29
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------
                                   FORM 10-K
                                   ---------

  Annual Report pursuant to Section 13 of The Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1995
                                File No. 1-6963

                               ORIOLE HOMES CORP.
                               ------------------
      1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445
                                 (407) 274-2000

               Florida                                     59-1228702
       ------------------------                      ----------------------
       (State of Incorporation)                      (I.R.S. Employer I.D.)

Securities registered pursuant of Section 12(b) of
   the act:
                                                    Name of Each Exchange on
          Title of Each Class                           Which Registered
 ------------------------------------               ------------------------
 Class A Common Stock, $.10 par Value               American Stock Exchange

 Class B Common Stock, $.10 par Value               American Stock Exchange

   12 1/2% Senior Notes due 2003

                       ----------------------------------

     The Registrant (1) HAS filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding twelve months; and (2) HAS been subject to the filing requirements for at least the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     As of March 11, 1996, the Company had outstanding 1,891,249 shares of its Class A Common Stock and 2,734,275 shares of its Class B Common Stock.

     The aggregate market value of voting stock held by non-affiliates of the Registrant is $24,173,243 as of March 11, 1996.

     Part II is partially incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, and Part III is incorporated by reference from the Registrant's Proxy statement for the 1996 Annual Meeting.

                                     PART I

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

     Oriole Homes Corp. ("Oriole" or the "Company") has built and sold single-family homes, patio homes, townhouses, villas, duplexes and low-and mid-rise condominiums in planned communities in southeast Florida since 1963. During each of the last five years, Oriole was the largest builder of condominiums for active adults in Palm Beach County, both in dollar volume and number of units sold. The Company's attributes have been, (i) construction of quality homes within communities that offer a wide range of amenities, (ii) satisfied customers who provide a continual source of referrals, (iii) offering a wide selection of moderately priced housing, (iv) extensive knowledge of the southeast Florida market, (v) effective cost control policies, and (vi) a land acquisition and development strategy that reduces land costs per unit, permits development and construction in phases, and ensures availability of strategically located land for future development.

     For the year ended December 31, 1995 Oriole posted a loss for only the second time since becoming a public company in 1969. After reviewing the Company's overall disappointing performance during the past year, the Company is taking meaningful steps to return to profitability.

     The Company will continue to stress most of its prior attributes but the Company is now stressing an expansion of its geographic market into Bonita Springs (southwest Florida) and the Ocala area. It is also reducing its reliance on purchasing large tracts of land and building a large variety of homes in a community. The combination of land carrying costs and a reduction in the rate of price appreciation is making it prudent to purchase property that is ready for immediate development. Going forward, greater emphasis will be centered into taking advantage of opportunities in the market. The Company will however continue to purchase large tracts for the development of master-planned communities as the market demands.

     Approximately 76 percent of Oriole's revenues are derived from sales in communities designed exclusively for active adults (age 55 and over), the fastest growing demographic segment in the United States. The Company alters its product mix to meet changes in the housing preferences of this market, which enjoys a high percentage of discretionary income. Home prices range from $107,000 to $208,000 in the Company's active adult communities except for Fairway Point, a luxury project where prices range from $370,000 to $530,000. In 1995, approximately 61 percent of Oriole's sales of homes and condominiums in communities designed for active adults were cash sales. The sales prices of Oriole's residences averaged approximately $169,536 for condominiums and $192,567 for single-family homes during the year ended December 31, 1995.

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


HOME BUILDING DATA

     The following table sets forth information concerning sales, new contracts and backlog for each of the past five years for the Company's single-family homes, patio homes, townhomes, villas, duplexes and low-and mid-rise condominiums.


                                       Years Ended December 31,
                        -----------------------------------------------------
                           1991     1992          1993          1994     1995
                        -------  -------  ------------  ------------  -------
  Total Sales
       Sales value      $70,101  $89,423       $98,302      $110,116  $73,409
       Number of homes      614      708           771           775      433

  Total New Contracts
       Sales value      $74,260  $91,216      $108,180      $100,109  $79,410
       Number of homes      629      743           788           661      483

  Total Backlog (1)
       Sales value      $27,684  $29,477       $39,355       $29,348  $35,349
       Number of homes      205      240           257           143      193

______________________
(1) Backlog as of the end of the period.

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

OPERATING POLICIES

     Quality Construction and Diverse Amenities. The Company is a developer of moderately-priced residential housing and related amenities, which create a total lifestyle unique to Oriole communities. The Company's communities include extensive recreational facilities, which range from social clubhouses and swimming pools in its single-family communities to multi-million dollar clubhouses, with tennis courts, indoor and outdoor swimming pools, theaters for the performing arts and health clubs/spas, in its active adult communities.

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

     Product Diversification. The Company's homes appeal to a wide variety of buyers and lifestyles. Accordingly, the Company offers a diversity of home styles and price ranges at various locations. The Company sells single-family homes, patio homes, townhomes, villas, duplexes and low-and mid-rise condominiums. Home designs are continually reviewed and refined to reflect changing tastes. Sales prices presently range from approximately $70,000 to $530,000, and the average sales price of homes delivered during 1995 was approximately $169,500. See "Communities Currently Under Development or Construction."

     Florida Market. The Company's residential developments are all located in the State of Florida and primarily in Southeast Florida (Broward, Palm Beach and Martin Counties). The Company also has developments in Naples and Ocala, Florida.

     Cost Controls and Company Policies. The Company has attempted to control costs by (i) acquiring large tracts of undeveloped land and developing the land in phases (ii) developing planned communities, which permit the Company to take advantage of certain economies of scale, (iii) generally beginning construction only when homes are under contract, and (iv) acting as general contractor and hiring subcontractors on a fixed-price or other cost-effective basis.

        The Company's general policy is not to begin construction of single-family homes prior to the execution of a sales contract, which minimizes the costs and risk of completed but unsold inventory. The Company maintains a limited inventory of completed homes for sale. There were thirty six single family homes completed and unsold in inventory (not including model homes) at December 31, 1995. In many instances, the Company will begin multi-family construction (duplex, townhouse, villa and multi-story complexes) when sales contracts are in effect for a predetermined percentage of the units. As of December 31, 1995, the Company's inventory included 81 unsold completed units in multi-family projects.

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

RESIDENTIAL PROJECTS AND PRODUCT LINES

The following table summarizes information as of December 31, 1995 with respect to the Company's principal projects under development or construction during 1995.

                                                                                                         Units Sold
          Name and                    Year                                        Units Sold and            and
        Location of                Development                  Total Units       Delivered Thru        Delivered in
        Development                 Started          Type         Planned              1995                1995
----------------------------       -----------       ----       -----------       --------------        ------------

Lakeshore at University Park          1981          Mixed          1,160              426(3)                  -
Miramar

Country Glen                          1993          Single          300                27                    27
Cooper City                                         Family

Cypress Bend                          1980          Mixed          1,583            1,549(4)                 36
Pompano Beach

Sandpiper Landing                     1995          Single          145                 -                     -
Coconut Creek Family

Boca Springs                          1990          Single          214               213                    27
Boca Raton                                          Family

Fairway Point                         1993          Active           60                42                    22
Boca Raton                                          Adult

Coral Lakes                           1992          Active        1,325               187                   121
Delray Beach                                        Adult

Huntington Pointe                     1989          Active        1,096             1,096                    11
Delray Beach                                        Adult

Palm Isles                            1991          Active          992               794                   119
Boynton Beach                                       Adult

Majestic Isles                        1994          Active          450                 4                     4
Boynton Beach                                       Adult


                                                                      Units
                                              Units Under             Under                Remaining
                                            Construction(1)          Contract               Units(2)
                                            ---------------          --------              ---------
                                                              At December 31, 1995
                                            --------------------------------------------------------
Lakeshore at University Park                        -                   -                     200
Miramar

Country Glen                                       22                  32                     241
Cooper City

Cypress Bend                                        -                   1                       1
Pompano Beach

Sandpiper Landing                                   6                   7                     138
Coconut Creek Family

Boca Springs                                        -                   -                       1
Boca Raton

Fairway Point                                       -                   2                      16
Boca Raton

Coral Lakes                                       117                  45                   1,093
Delray Beach

Huntington Pointe                                   -                   -                       -
Delray Beach

Palm Isles                                         38                  24                     174
Boynton Beach

Majestic Isles                                     23                  18                     428
Boynton Beach

                                                                                                Units Sold
    Name and              Year                                          Units Sold and             and
  Location of          Development                  Total Units         Delivered Thru         Delivered in
  Development            Started         Type         Planned                1995                  1995
-----------------      -----------      ------      -----------         --------------        --------------
Palm Isles West           1995          Active          235                   -                     -
Boynton Beach                           Adult

Cypress Woods             1989          Single          152                   40                    14
Lake Worth                              Family

Summer Chase              1989          Active          221                  110                    19
Lake Worth                              Adult

Whispering Sound          1991          Active          230                   93                    32
Palm City/Stuart                        Adult

Sandpiper Isles           1995          Mixed           140                   1                     1
Bonita Springs

Sandpiper Greens          1995          Mixed           60                    -                     -
Bonita Springs

Stonecrest                1995          Active          124                   -                     -
Ocala                                   Adult

                                                    Units
                             Units Under            Under               Remaining
                           Construction(1)        Contract               Units(2)
                           ---------------       -----------            ---------
                                            At December 31, 1995
                           ------------------------------------------------------
Palm Isles West                 25                   22                    213
Boynton Beach

Cypress Woods                    6                    8                    104
Lake Worth

Summer Chase                     9                    7                    104
Lake Worth

Whispering Sound                 -                   10                    127
Palm City/Stuart

Sandpiper Isles                  -                    6                    133
Bonita Springs

Sandpiper Greens                 -                    -                     60
Bonita Springs

Stonecrest                       4                   11                    113
Ocala



(1) Includes model units.
(2) Includes model units and potential units to be constructed.
(3) Does not include 534 rental units.
(4) Does not include 32 rental units.

COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION

     COUNTRY GLEN is a community of single-family homes located in Cooper City, Florida. The community consists of 300 units with recreational facilities and is presently under development and construction. Prices range from $236,000 to $330,000.

     CYPRESS BEND is a complex of five-and nine story lakefront condominium buildings located in Pompano Beach priced from $70,000 to $110,000. The community features over $1 million of recreational amenities, including social clubhouses with swimming pools, tennis and racquetball courts, and jogging and exercise trails and was sold out in early 1996.

     SANDPIPER LANDING is a 145 units single-family neighborhood of 3 and 4 bedroom, two-car garage residences within a 240 acre master planned private gated community, priced from $130,000 to $150,000, located in Coconut Creek, Florida.

     BOCA SPRINGS is comprised of 214 single-family homes in west Boca Raton. The community features one- and two-story homes with two-car garages. Recreational facilities include a private park with a swimming pool and deck area, basketball, tennis court and a play area for children. This neighborhood has top-rated schools, parks and medical facilities and was sold out in early 1996.

     FAIRWAY POINT consists of two, 30 unit 8-story buildings located in Boca West, Boca Raton, Florida. Boca West is a luxury country club community. Fairway Point is being built on the last available parcel of land in Boca West. The units contain approximately 3,350 square feet of air-conditioned space and 800 square feet of balconies. They contain all luxury amenities. Prices range from $370,000 to $530,000.

     CORAL LAKES is an active adult community at Delray Beach. The community of 1,325 units features condominiums in two- and four-story buildings, villas, duplexes and a section of single-family residences with two-car garages. Prices range from $120,000 to $187,000. This community will have a multi-million dollar on-site clubhouse and spa, similar to but larger than the completed facility at Palm Isles, and also feature satellite swimming pools.

     HUNTINGTON POINTE is a community for active adults at Delray Beach. This community of 1,096 units features a variety of homestyles, including quadplexes, villas and duplexes, and lakefront four-story condominium buildings. This community was sold out in 1995.

     PALM ISLES is an active adult community of 992 residences at Boynton Beach. Prices in this community range from $130,000 to $145,000, and home styles include villas, duplexes, lakefront two-story condominiums and single-family residences. The community has a multi-million dollar on-site clubhouse and spa with eight tennis courts. The community also features satellite swimming pools.

     MAJESTIC ISLES is an active adult community of 450 duplexes and single-family residences located at Boynton Beach. Prices are from $148,000 to $185,000. The community will feature an intimate, luxury clubhouse with swimming pool and tennis courts.

     PALM ISLES WEST , an active adult community at Boynton Beach, features 235 duplexes and single-family residences priced from $122,000 to $189,000. Residents of this community will share Palm Isles multi-million dollar clubhouse, spa, and tennis courts, plus enjoy the convenience of a satellite swimming pool and sun deck within Palm Isles West.

     CYPRESS WOODS is a single-family home community located at Lake Worth and consists of 152 luxury single-family homes. Prices are from $150,000 to $185,000. Recreational facilities include a private family park area with basketball, tennis courts and a play area for children.

     SUMMER CHASE is a community for active adults located at Lake Worth. The community features 221 single-family residences with two-car garages. The price range is from $142,000 to $176,000. A social clubhouse is available to all residents along with tennis courts and pool.

     WHISPERING SOUND is an active adult community of 230 duplex residences located in Martin county at Palm City/Stuart. The residences range in price from $110,000 to $117,000. The community includes natural preserved areas offering backyard privacy for nearly every residence. The social clubhouse is available to all residents along with tennis courts and pool.

     SANDPIPER ISLES is a 140 home neighborhood of luxury 3 bedroom, 2 bath coach homes surrounded by lakes and preserves, priced from the low $200's and luxury 3 bedroom, 3 1/2 bath mid-rise condominiums, priced from the mid 200's, all with private social clubhouse, lakeside pool and gated entry, located in Bonita Springs, Florida.

     SANDPIPER GREENS is a neighborhood of 60 3 bedroom, 2 bath garden mid-rise residences near luxury country club clubhouse, priced from the low to mid $200's, located in Bonita Springs, Florida.

     ORIOLE AT STONECREST is an active adult community of 2 and 3 bedroom single-family homes and villas, priced from $80,000 to $120,000, offering championship golf, social recreational clubhouse with pool, located in Marion County close to Ocala, Florida.

CONSTRUCTION
     The Company acts as the general contractor for the construction of its developments except in the Bonita Springs projects. Company employees monitor the construction of each project, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specified phase of development pursuant to a contract that obligates the subcontractor to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding. The Company does not have any long-term contractual commitments with any of its subcontractors.

     The Company generally constructs single-family homes only after the execution of a sales contract. The Company attempts to minimize cancellations by requiring a down payment and qualifying its customers for mortgage approval prior to commencement of construction.

     The Company offers a variety of options for each of its homes. These options permit buyers to customize their homes and permit the Company to offer variations on standard models while maintaining the efficiencies of a production builder. The Company believes the availability of these options increases the appeal of the Company's homes and makes them suitable to the needs of a wide variety of buyers.

     At December 31, 1995, the Company employed approximately 76 people in the construction operation. Most construction materials are obtained by subcontractors and are readily available from numerous sources. The Company has not experienced any material delays in construction due to shortages of materials or labor, however, the fact that there has been a significant increase in construction activities in Southeast Florida could result in the Company or its subcontractors experiencing shortages in the labor market.


MARKETING AND SALES
     The Company sells its homes through sales managers and independent commissioned salespersons, who typically work in model sales centers or from sales offices located in model homes and condominiums in the Company's communities. The Company also cooperates with independent real estate brokers. The Company trains sales personnel on the availability of financing, construction schedules, marketing and advertising plans. The Company's sales and marketing organization consists of approximately 49 Company employees and sales personnel, all of whom are licensed real estate agents in the State of Florida. The concentration of the Company's projects in southeast Florida permits the Company to engage salespersons on a long-term, rather than a project-by-project basis, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

     The Company advertises in newspapers and magazines, by direct mail and on billboards. In fiscal 1995, the Company's aggregate advertising costs were approximately $1.8 million. The Company maintains model homes and condominiums in all its communities, and management believes that these model units play a particularly important role in the Company's marketing efforts. The Company expends a significant effort in creating an attractive atmosphere at its models, where interior decorations are based upon the lifestyles of the target buyers.


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

CUSTOMER FINANCING

     The Company works with a number of mortgage lenders to provide home buyers with a variety of conventional mortgage financing programs. By making available a variety of attractive mortgage programs, the Company is able to better coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are obtained and that closings take place on a timely and efficient basis. In 1995, approximately 61 percent of Oriole's sales of homes and condominiums were cash sales.

RENTAL APARTMENTS

     The Company owns 480 rental units known as The Pier Club, in Miramar, Florida. The Company also rents an additional 71 units in other developments. The Company rents these apartments, typically under one-year leases. The Company's future plans do not presently include the construction of any additional rental communities.

JOINT VENTURE WITH REGENCY HOMES

     As of December 31, 1995, Oriole had funded $5.6 million in a joint venture with Regency Homes, Inc., a prominent builder of residential housing in South Florida. The initial joint venture project, funded in 1993, involved the development and construction of 108 single-family homes in southwest Broward County in a development known as Silver Lakes and a second joint venture approved for 1,100 units known as Regency Lakes was entered into in 1994. Oriole Homes Corp. has purchased from the joint venture 145 sites for $3.3 million.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS
     In developing a community, the Company must obtain the approval of numerous government authorities that regulate such matters as permitted land uses, density levels, the installation of utilities such as water, drainage and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida including Broward and Palm Beach counties, have imposed impact fees as a means of defraying the costs of providing certain governmental services to developing areas. The amount of these impact fees has increased significantly during recent years. Building codes in these counties require the use of specific construction material which increase the energy efficiency of homes. In addition, each county in which the Company is building has imposed restrictive zoning and density requirements in order to limit the number of persons who live and work within their boundaries. Counties and cities within the State of Florida have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in the areas where sewage treatment facilities and other public facilities do not reach minimum standards.

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

     The State of Florida requires that customer deposits be held in segregated bank accounts. As of December 31, 1995, the Company has posted bonds of $5.0 million and had entered into an escrow agreement with a bank and the State of Florida that allows the Company to use customer deposits. See Note J of Notes to Consolidated Financial Statements.

EMPLOYEES

     The Company employs approximately 235 persons, of whom approximately 44 are executive and supervisory personnel. The Company has had no major work stoppages as a result of labor disputes and believes that relations with its employees and its subcontractors are good.

CORPORATE HEADQUARTERS
     The Company rents 22,500 square feet of space in a two-story office building. The lease expires January 1, 1998. See Note O of Notes to Consolidated Financial Statements.

ITEM 3 LEGAL PROCEEDINGS

     The Company is a party to various lawsuits, all of which are of a routine nature and are incidental to the Company's present business activities. These proceedings are not material, nor would the adverse resolution thereof materially affect the business or properties of the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDER

     No matters were submitted to security holders during the 4th quarter. The annual Meeting of Shareholders of the Registrant has been scheduled for May 16, 1996. The Company will file its definitive proxy material pursuant to Regulation 14, prior to April 30, 1996.

                                    PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       SHAREHOLDER MATTERS

     Information required by this item is incorporated by reference to the Registrant's 1995 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference to the Registrant's 1995 Annual Report to Shareholders.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     General. The following table sets forth for the periods indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:



-----------------------------------------------------------------------
                         Percentage of Total Revenues
                          Years Ended December 31,
-----------------------------------------------------------------------
                                                 1993     1994     1995
                                                -----------------------
Sale of houses and condominiums                  92.7%    91.8%    89.3%
Sale of land                                      0.8      1.6      2.0
Other operating revenues                          3.4      2.8      3.7
Interest, rentals and other income                3.1      3.6      4.8
Gain on sale of property and land held for
investment, net                                     -      0.2      0.2
Selling, general and administrative expenses     15.1     13.6     18.9
Net income (loss)                                 2.5      3.4    (14.3)
-----------------------------------------------------------------------

     Backlog. The following table sets forth the Company's backlog at December 31, 1993, 1994 and 1995.

-----------------------------------------------------------
December 31,   Number of Units       Aggregate Dollar Value
-----------------------------------------------------------
1993                257                   $39,355,000
1994                143                   $29,348,000
1995                193                   $35,349,000
-----------------------------------------------------------

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

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     The Company's revenues from home sales decreased $36.7 million (or 33.3%) during the calendar year 1995 as compared to the same period in 1994. The Company delivered 433 homes in 1995 compared to 775 in 1994, with an increase of 19.3% in the average selling price of homes delivered (from $142,100 to $169,500). The increase in the average selling price per home is primarily the result of the Company's entry into an upscale condominium community where the average selling price is $565,000 and a single family home community where the average selling price is $272,000. The decrease in home sales is believed to be the result of resistance to higher home prices that were precipitated by increases in material costs and by new building codes requiring greater hurricane protection. Also, resales were weak thoughout the country which negatively affected the ability of the Company's prime customers, active adults, to sell their present homes and use those funds to purchase retirement homes in Florida.

     The number of new contracts signed (483) and the aggregate dollar value of these new contracts ($79.4 million) decreased in 1995 from 661 and $100.1 million in 1994.

     The Company's backlog has increased from $29.3 million at December 31, 1994 to $35.3 million as of December 31, 1995. A decrease in interest rates in the second half of 1995 contributed to a larger number of new sales contracts received by the Company and this trend has continued in early 1996 and is expected to remain through 1996.

     Other operating revenues decreased to $3.1 million during 1995 from $3.4 million in 1994 primarily as a result of higher vacancies in the rental units project. Interest, rentals and other income decreased to $4.0 million from $4.3 million in 1994.

     Cost of home sales decreased to $62.2 million in 1995 from $91.8 million in 1994 as a result of a decrease in the dollar volume of homes delivered. As a percentage of home sales, cost of home sales increased to 84.8% from 83.4% due to increased competition, the absorption of higher construction costs and the impact of higher previously capitalized interest.

     Selling, General and Administrative Expenses ("SG&A") decreased to $15.5 million in 1995 from $16.3 million in 1994, but as a percentage of total revenues, these expenses increased to 18.9% from 13.6% in the same period of 1994. Interest costs incurred in 1995 increased to $10.7 million from $10.4 million in 1994.

The Company incurred a net loss for the year ended December 31, 1995 of $11.8 million or $2.54 per share, after a non-cash pre-tax write down of $13.9 million as of December

31, 1995, pertaining to the carrying cost of certain land inventory.  In
1994 the Company had a net income of $4.1 million or $.89 per share. The write-down affects the carrying cost of land inventory for approximately 360 unsold housing units located in three developments originally purchased in 1989 and 1991. Land inventories are carried at cost, plus accumulated development and construction costs, including capitalized interest and real estate taxes. As these developments are among the Company's oldest and slower selling projects, they have been materially affected by the accumulated cost allocations. As a result, the accumulated cost of this inventory was in excess of its net realizable value. Results for 1995 also include a reduction of $686,744 in the Company's reserve for construction defects, which reflects unused warranty reserve related to finished projects.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

     The Company's revenues from home sales increased $11.8 million (or 12.0%) during the calendar year 1994 as compared to the same period in 1993. The Company delivered 775 homes in 1994 compared to 771 in 1993, with an increase of 11.5% in the average selling price of homes delivered (from $127,500 to $142,100). The number of new contracts signed (661) and the aggregate dollar value of those new contracts ($100.1 million) decreased in 1994 from 788 and $108.2 million in 1993.

     Other operating revenues decreased to $3.4 million during 1994 from $3.6 million in 1993 due to a larger vacancy rate on our rental apartments. Interest, rentals and other income increased to $4.3 million in 1994 from $3.3 million in 1993 due to the return on investment in joint ventures.

     Cost of home sales increased to $91.8 million in 1994 from $80.7 million in 1993 as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of home sales increased to 83.4% from 82.1%.

     Selling, General and Administrative expenses ("SG&A") increased to $16.3 million in 1994 from $16.0 million in 1993, but as a percentage of total revenues, these expenses decreased to 13.6% from 15.1% in the same period of 1993. The Company's interest cost incurred in 1994 was $10.4 million as compared to $10.2 million the same period in 1993.

     Net income increased $1.5 million in 1994 or 56.6% over 1993. As a percentage of total revenues, the 1994 net income increased to 3.4% as compared to 2.5% in 1993, which reflected an extraordinary item in 1993 of $999,288 net of taxes, from the write-off of unamortized debentures and loan costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed its working capital needs through funds generated by operations, borrowings and the periodic issuance of common stock.

     On January 13, 1993, the Company issued $70.0 million of its 12 1/2% Senior Notes ("Notes") due January 15, 2003. The Notes are senior unsecured obligations of the Company subject to redemption, at the Company's option, on or after January 15, 1998 at 105% of the principal amount and thereafter at prices declining annually to 100% on or after January 15, 2001. The indenture under which the Notes were issued requires sinking fund payments of $17.5 million on January 15, 2001 and January 15, 2002. The indenture contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of dividends. At December 31, 1995, dividend payments are restricted and will be restricted until the Company posts cumulative net income in excess of $20.5 million.

     The Company had, as of December 31, 1995, a $15.0 million revolving line of credit of which $6.5 million was available at a rate of prime plus 1.5%, which expires July 1, 1997. On January 12, 1996 this line was increased to $20.0 million. This line is secured by assets aggregating not less than 2 times the amount of the line and in addition to typical restrictions and covenants the Company must:

     a) maintain a consolidated tangible net worth of not less than $60.0 million.

     b) The issuance of additional debt is restricted by covenants in the agreement.

     This line can be used to finance ongoing development, construction of residential real estate and other short-term capital needs.

     The Company had outstanding an aggregate balance of approximately $15.0 million of purchase money mortgages at interest rates from 8.875% - 11.75% which are collateralized by land and buildings. Of these mortgages, $.7 million is due in 1996 and $14.3 million are payable in 2003.

     The Company as of February 29, 1996 has borrowed the maximum amounts allowed under its line of credit ($20.0 million). While the Company does not have any current commitments for capital expenditures, it may be necessary in 1996 to sell certain of the Company's assets to provide adequate cash flow to finance its home building activities and meet its debt service. The Company has entered into negotiations for the sale of certain assets which, if closed, may result in aggregate sales of approximately

$10.0 million on or prior to June 30, 1996. The Company is also anticipating the receipt of an income tax refund of $1.4 million. The consummation of these transactions will alleviate the current cash flow situation. Additional asset sales may occur in the second half of 1996 which would also improve cash flow.


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


ACCOUNTING METHODS

     The Company will be required to apply the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangible assets. The Company will be required to implement this standard in its fiscal year 1996. Management does not expect the implementation of SFAS 121 to have a material effect on the Company's financial position or results of operations.

     The Company will also be required to apply the provisions of Statement of Financial Accounting Standards No.123 ("SFAS No.123"), "Accounting for Stock-Based Compensation." The Company will be required to present additional disclosures regarding the fair value of stock options. The Company will be required to implement this standard in fiscal year 1996. The Company does not expect the implementation of SFAS No.123 to have a material effect on the Company's financial position or results of operations.

              ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                    ASSETS

                                                              1995          1994
                                                          ------------  ------------
Cash and cash equivalents                                 $  3,275,615  $ 14,609,489

Receivables
   Mortgage notes (Note B)                                     280,562     1,098,688
   Due at closing                                              114,700       167,609
   Income taxes (Note I)                                     1,660,846             -
                                                          ------------  ------------
                                                             2,056,108     1,266,297
                                                          ------------  ------------
Inventories (Notes A and C)
   Land                                                    103,435,218   112,721,638
   Houses and condominiums completed or under
    construction                                            48,306,006    40,497,339
   Model houses and condominiums                             3,386,194     2,199,908
                                                          ------------  ------------
                                                           155,127,418   155,418,885
   Less estimated costs of completion included
    in inventories                                          23,699,916    28,592,120
                                                          ------------  ------------
                                                           131,427,502   126,826,765
                                                          ------------  ------------

Property and equipment (at cost) (Notes A, H and O)
   Land                                                      7,168,046     7,170,113
   Buildings                                                22,283,655    22,473,045
   Furniture, fixtures and equipment                         5,445,387     5,432,784
                                                          ------------  ------------
                                                            34,897,088    35,075,942
   Less accumulated depreciation                            10,892,078    10,447,207
                                                          ------------  ------------
                                                            24,005,010    24,628,735
                                                          ------------  ------------
Other
   Prepaid expenses                                          2,378,932     1,990,535
   Unamortized debt issuance costs                           2,098,760     2,277,529
   Investment in and advances to joint ventures (Note E)     5,625,000     7,000,000
   Land held for investment (at cost)                        3,001,783     2,996,901
   Deferred income taxes (Note I)                              458,375             -
   Other assets                                              5,151,232     3,061,755
                                                          ------------  ------------
                                                            18,714,082    17,326,720
                                                          ------------  ------------
              Total assets                                $179,478,317  $184,658,006
                                                          ============  ============


The accompanying notes are an integral part of these statements.

                     ORIOLE HOMES CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31,

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         1995           1994
                                                     ------------   ------------
  Liabilities
     Line of credit (Note G)                          $ 8,500,000    $         -
     Mortgage notes payable (Note H)                   15,041,573     17,419,250
     Accounts payable                                   7,328,804      6,464,417
     Dividends payable                                          -        993,409
     Customer deposits (Note J)                         6,072,046      4,975,199
     Accrued expenses and other liabilities (Note K)    8,393,132      7,820,330
     Deferred income taxes (Note I)                             -      1,104,706
     Senior notes (Note L)                             66,481,313     66,457,682
                                                     ------------   ------------
            Total liabilities                         111,816,868    105,234,993
                                                     ------------   ------------


  Shareholders' equity (Notes L, M and N)
     Class A common stock, $.10 par value
        Authorized - 10,000,000 shares
        Issued - 1,891,249 in 1995 and
        1,893,349 in 1994                                 189,125        189,335
     Class B common stock, $.10 par value
        Authorized - 10,000,000 shares
        Issued - 2,734,275 in 1995 and
        2,732,175 in 1994                                 273,428        273,218

     Additional paid-in capital                        19,267,327     19,267,327

     Retained earnings                                 47,931,569     59,693,133
                                                     ------------   ------------
       Total shareholders equity                       67,661,449     79,423,013
                                                     ------------   ------------
       Total liabilities and shareholders' equity    $179,478,317   $184,658,006
                                                     ============   ============

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                       1995          1994         1993
                                                   ------------  ------------  -----------
Revenues
  Sales of houses and condominiums                 $ 73,409,093  $ 10,116,572  $98,302,003
  Sales of land                                       1,610,441     1,959,779      891,041
  Other operating revenues                            3,070,455     3,365,024    3,600,196
  Gain on sales of property and land held for
   investment, net                                      173,619       202,374       42,258
  Interest, rentals and other income (Note O)         3,972,662     4,333,548    3,260,305
                                                   ------------  ------------  -----------
                                                     82,236,270   119,977,297  106,095,803
                                                   ------------  ------------  -----------

Costs and expenses
  Cost of houses and condominiums sold               62,232,488    91,778,577   80,682,884
  Non-recurring write-down of inventory (Note C)      13,917,02             -            -
  Cost of land sold                                   1,384,516     1,726,119      772,020
  Costs relating to other operating revenues          3,180,214     2,804,767    2,517,756
  Selling, general and administrative
   expenses                                          15,532,512    16,313,685   16,001,923
  Interest costs incurred                            10,653,413    10,430,616   10,154,739
  Interest capitalized (deduct)                      (9,898,999)   (9,736,452)  (9,997,908)
                                                   ------------  ------------  -----------

                                                     97,001,169   113,317,312  100,131,414
                                                   ------------  ------------  -----------

Income (loss) before provision for (benefit
 from) income taxes and extraordinary
 charge                                             (14,764,899)    6,659,985    5,964,389

Provision for (benefit from) income taxes
 (Note I)                                            (3,003,335)    2,523,065    2,324,023
                                                   ------------  ------------  -----------

            Income (loss) before extra-
             ordinary charge                        (11,761,564)    4,136,920    3,640,366

Extraordinary charge - loss on early retire-
 ment of debt, net of income taxes                            -             -     (999,288)
                                                   ------------  ------------  -----------

            Net income (loss)                      $(11,761,564) $  4,136,920  $ 2,641,078
                                                   ============  ============  ===========

Net income (loss) per common share before
 extraordinary charge                              $      (2.54) $        .89  $       .79

Extraordinary charge                                         -              -         (.22)
                                                   ------------  ------------  -----------

Net income (loss) per Class A and Class B
 common share                                      $      (2.54)  $       .89  $       .57
                                                   ============   ===========  ===========



The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                 1995            1994             1993
                                                            -------------     -----------      ------------
Increase (decrease) in cash

Cash flows from operating activities
    Net income (loss)                                       $ (11,761,564)    $ 4,136,920     $  2,641,078
    Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities
        Depreciation                                            1,258,516       1,234,118        1,265,836
        Amortization                                              437,006         474,897          333,062
        Deferred income taxes                                  (1,563,081)        382,344          (11,748)
        Gain on sales of  property and equipment and
         other assets                                            (173,619)       (202,374)         (42,258)
        Loss on early retirement of debt                                -                        1,602,194
    Changes in assets and liabilities
        (Increase) decrease in receivables                       (789,811)        356,362          250,624
        (Increase) decrease in inventories                     (4,596,546)      1,575,418      (10,058,507)
        (Increase) in other assets                             (2,477,874)     (2,512,938)        (650,765)
        Increase (decrease) in accounts payable                   864,387         (43,474)       1,256,048
        Increase (decrease) in customer deposits                1,096,847      (1,116,371)       1,110,379
        Increase (decrease) in accrued expenses
         and other liabilities                                    572,802        (113,292)       3,773,250
                                                             ------------     -----------     ------------
                Total adjustments                              (5,371,373)         34,690       (1,171,885)
                                                             ------------     -----------     ------------
                Net cash (used in) provided by
                 operating activities                         (17,132,937)      4,171,610        1,469,193
                                                             ------------     -----------     ------------

Cash flows from investing activities
    Return of (investment in) joint ventures                    1,375,000      (3,500,000)      (3,500,000)
    Land held for investment                                       (4,882)       (205,451)               -
    Capital expenditures                                       (1,212,533)       (702,466)        (416,120)
    Proceeds from sales of property and equipment                 747,170         780,966          152,771
                                                             ------------     -----------     ------------
                Net cash provided by (used in) investing
                 activities                                       904,755      (3,626,951)      (3,763,349)
                                                             ------------     -----------     ------------

Cash flows from financing activities
    Proceeds from mortgage notes                                  345,508       3,444,962                -
    Payment of mortgage notes                                  (2,723,185)       (425,191)            (160)
    Borrowings under line of credit agreement                  20,500,000       9,500,000          196,317
    Repayments under line of credit agreement                 (12,000,000)     (9,596,317)     (13,100,000)
    Payment of term loan                                                -               -      (22,000,000)
    Repurchase of debentures                                            -               -      (18,563,000)
    Proceeds from issuance of 12 1/2% senior notes                      -               -       68,069,400
    Repurchase of senior notes                                   (126,000)     (1,910,000)               -
    Issuance costs                                               (108,606)        (75,000)      (2,681,514)
    Dividends paid                                               (993,409)     (1,524,156)      (1,918,458)
                                                             ------------     -----------     ------------
                Net cash provided by (used in) financing
                 activities                                     4,894,308        (585,702)      10,002,585
                                                             ------------     -----------     ------------
Net (decrease) increase in cash                               (11,333,874)        (41,043)       7,708,429

Cash and cash equivalents at beginning of year                 14,609,489      14,650,532        6,942,103
                                                             ------------     -----------     ------------

Cash and cash equivalents at end of year                     $  3,275,615     $14,609,489     $ 14,650,532
                                                             ============     ===========     ============

Supplemental disclosures of cash flow information
Cash paid during the year for:
    Interest (net of amount capitalized)                     $   610,777      $   624,828     $          -
    Income taxes                                             $   643,049      $ 3,268,315     $  1,501,243


The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                              Common Stock
                               ----------------------------------------
                                      Class A             Class B         Additional
                               -------------------  -------------------    Paid-in      Retained
                                 Shares    Amount     Shares    Amount     Capital      Earnings
                               ---------  --------  ---------  --------  -----------  ------------
Balance at January 1,1993      1,895,564  $189,557  2,729,960  $272,996  $19,267,327   $57,351,158

Net income for 1993                    -         -          -         -            -     2,641,078

Stock conversion                     (15)       (2)        15         2            -             -

Cash dividends
    Class A common stock $.55
     per share                         -         -          -         -            -    (1,042,555)
    Class B common stock $.60
     per share                         -         -          -         -            -    (1,637,981)
                               ---------  --------  ---------  --------  -----------   -----------
Balance at December 31,1993    1,895,549   189,555  2,729,975   272,998   19,267,327    57,311,700

Net income for 1994                    -         -          -         -            -     4,136,920

Stock conversion                  (2,200)     (220)     2,200       220            -             -

Cash dividends
    Class A common stock $.35
     per share                         -         -          -         -            -      (663,002)
    Class B common stock $.40
     per share                         -         -          -         -            -    (1,092,485)
                               ---------  --------  ---------  --------  -----------  ------------
Balance at December 31, 1994   1,893,349   189,335  2,732,175   273,218   19,267,327    59,693,133

Net loss for 1995                      -         -          -         -            -   (11,761,564)

Stock conversion                  (2,100)     (210)     2,100       210            -             -
                               ---------  --------  ---------  --------  -----------  ------------
Balance at December 31, 1995   1,891,249  $189,125  2,734,275  $273,428  $19,267,327  $ 47,931,569
                               =========  ========  =========  ========  ===========  ============



The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
 INFORMATION

   Principles of Consolidation

   The accompanying Consolidated Financial Statements include the accounts of Oriole Homes Corp. and all wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

   Operations

   The Company, a Florida corporation, is engaged principally in the design, construction, marketing and sale of single and multi-family residential homes (including condominiums) primarily in southeast (Palm Beach, Broward and Martin Counties) Florida. The Company also has developments in Naples and Ocala, Florida.

   Revenue Recognition

   The Company records revenues and profits from sales of real estate in accordance with generally accepted accounting principles governing profit recognition for real estate transactions.

   Inventories

   Inventories are carried at cost, plus accumulated development and construction costs (including capitalized interest and real estate taxes). House and condominium inventories which are completed and being held for sale aggregate approximately $13,275,000 in 1995 and $12,152,000 in 1994. The accumulated costs of land, houses and condominiums are not in excess of estimated net realizable value. Estimated net realizable value is based upon sales achieved and backlog in the normal course of business less estimated cost to complete and dispose of the property. The Company's management, on an on-going basis, reviews individual projects in inventory for impairment.

   Interest Capitalization

   The Company follows the practice of capitalizing certain interest costs incurred on land under development and houses and condominiums under construction. Such capitalized interest is included in cost of house and condominium sales when the units are delivered. During the years 1995, 1994, and 1993 respectively, the Company capitalized interest in the amount of $9,898,999, $9,736,452 and $9,997,908 and expensed as a component of cost of goods sold $6,270,173, $9,313,121 and $10,036,456.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
 INFORMATION - Continued

   Depreciation

   The Company provides for depreciation of property and equipment by the straight-line and accelerated methods over the following estimated useful lives of the various classes of depreciable assets:

        Buildings                                        25 to 27 years
        Furniture, fixtures and equipment                  5 to 7 years

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

   Net Income Per Share

   Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each year:
   4,625,524 shares in 1995, 1994 and 1993.

   Advertising

   The Company expenses advertising costs as incurred, except for sales brochures and site plans which are accounted for in "Other Assets." Sales brochures and site plans are expensed as the materials are used or distributed to customers. Advertising expense for the years ended December 31, 1995, 1994 and 1993 was $1,411,412, $1,713,158 and $1,989,756,
   respectively.
                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
INFORMATION - Continued

   Estimates

   In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions (i.e. estimated costs to complete for construction inventory or estimated net realizable value) that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Income Taxes

   The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   Financial Statement Reclassification

   Certain amounts reflected in the consolidated financial statements for the year ended December 31, 1994 have been reclassified to conform to the presentation for the year ended December 31, 1995.

NOTE B - MORTGAGE NOTES

   First and second mortgage notes receivable bear interest at rates ranging from 7% to 10%. The Company's receivables are primarily mortgages which are collateralized by real estate. Minimum payments required on the first and second mortgage notes in each of the five years subsequent to December 31, 1995 are: 1996 - $3,546; 1997 - $3,844; 1998 - $4,167; 1999 - $266,234 and
   2000 - $2,771.

NOTE C - SPECIAL CHARGE

   The Company recorded, in the fourth quarter, a non-recurring charge of $13,917,025 ($11,079,381, net of tax benefit, or $2.40 per common share) related to the write-down of certain land inventory to its estimated net realizable value. The write-down pertains to land inventory for approximately 360 unsold housing units located in three developments. These three developments were originally purchased in 1989 and 1991.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - LIFE INSURANCE

   The Company purchased life insurance on the lives of two of its officers and their spouses (officers) who own significant shares of common stock of the Company. An irrevocably designated trustee of the officers is the beneficiary. The accumulated premiums on the above policies during the years ended December 31, 1995 and 1994 were $641,352 and $427,568, respectively, and are classified as other assets.

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

NOTE E - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

   The Company entered into three joint venture agreements during 1995 and 1994. The first two joint ventures construct and sell homes. The third joint venture provides mortgage financing for the Company's home sales. The joint ventures are accounted for using the cost method. The Company's investment and advances are as follows:

                                      1995        1994
                                   ----------  ----------
                       Advances    $        -  $1,350,000
                       Investment   5,625,000   5,650,000
                                   ----------  ----------
                                   $5,625,000  $7,000,000
                                   ==========  ==========

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - MORTGAGE SUBSIDIARY

      South Florida Residential Mortgage Company (SFRMC), a wholly-owned subsidiary of the Company, provides mortgage financing services. Summarized financial information for SFRMC is as follows:

                                                          1995      1994
                                                       ---------  --------
         Assets
            First mortgage notes receivable            $       -  $513,465
            Other assets                                  43,058    20,645
            Due from parent company                      848,940   414,875
                                                       ---------  --------
                  Total assets                         $ 891,998  $948,985
                                                       =========  ========

         Liabilities and shareholder's equity
            Other liabilities                          $   6,735  $ 29,787
            Shareholder's equity                         885,263   919,198
                                                       ---------  --------
                  Total liabilities and shareholder's
                   equity                              $ 891,998  $948,985
                                                       =========  ========

         Revenues                                      $  50,138  $293,734
         Expenses                                        104,547   264,720
                                                       ---------  --------
                  Income (loss) before provision
                   for (benefit from) income taxes       (54,409)   29,014

         Provision for (benefit from) income taxes       (20,474)   10,918
                                                       ---------  --------
                  Net income (loss)                    $ (33,935) $ 18,096
                                                       =========  ========

NOTE G - LINE OF CREDIT

   A revolving loan agreement (line of credit) with a bank, collateralized by land, provides up to $15,000,000 of borrowings, of which $6,500,000 is available at December 31, 1995, at an interest rate of prime plus 1.5%. On January 12, 1996, the line of credit was increased to $20,000,000. The agreement expires July 1, 1997.

   The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and will only require monthly interest payments. The credit agreement has no compensating balance arrangements and contains typical restrictions and covenants, the most restrictive of which include the following:

      a. The Company shall maintain, at all times through the life of the loan, its consolidated tangible net worth at not less than $60,000,000.
      b. The Company's ability to incur additional debt is restricted by covenants in the agreement.
                                                                    (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - LINE OF CREDIT - Continued

   Average interest rates and balances outstanding, for revolving lines of credit payable to banks, based on a weighted average are as follows:

                                                     1995                   1994                   1993
                                                 -----------             ----------             -----------
   Daily average outstanding
     borrowings                                $ 7,045,000             $1,805,944             $ 2,962,230

   Average interest rate during the
     period                                            8.2%                   8.6%                    6.2%

   Interest rate at the end
     of the period                                    10.0%                  10.0%                    7.5%

   Maximum outstanding during the
     year                                      $12,500,000             $7,010,000             $35,000,000


NOTE H - MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1995 and 1994, are summarized as follows:

                                                                       1995                         1994
                                                                    ----------                   ----------
     Mortgage note, interest at 8.875%, requires
     monthly interest payments of $51,031 with
     principal balance due on February 1, 1996;
     collateralized by land, buildings and
     equipment (1)                                                  $6,900,000                   $6,900,000

     Mortgage note, interest at 9.2%, requires
     monthly payments of $63,965, including
     interest, matures on February 1, 1996;
     collateralized by land, buildings, equipment
     and rents (1)                                                   7,446,065                    7,499,304

     Mortgage note, interest at 10%, requires
     monthly payments of $25,766, including
     interest, matured on July 1, 1995;
     collateralized by land                                                  -                    2,669,946

                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - MORTGAGE NOTES PAYABLE - Continued

                                                    1995        1994
                                                -----------  -----------
       Mortgage note, interest at prime plus
       3.25%, requires interest with principal
       payments as land is sold, matures
       May 31, 1996; collateralized by land     $   695,508  $   350,000
                                                -----------  -----------
                                                $15,041,573  $17,419,250
                                                ===========  ===========

      (1) On February 20, 1996, the Company consolidated and refinanced the mortgage notes under the following terms: maturity date of March 1, 2003; interest rate at 7.15%; monthly principal and interest payment of $91,696.

NOTE I - INCOME TAXES

   Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which give rise to significant deferred tax assets (liabilities) follow:

                                                      1995         1994
                                                  -----------  ------------
     State net operating loss carryforward        $   310,986  $          -
     Inventory write-down adjustment                5,232,802             -
     Warranties on houses and condominiums            770,245       925,592
     Percentage of completion                         174,878       342,490
     Uniform cost capitalization                      184,757       178,463
                                                  -----------  ------------
              Total deferred tax assets, before
               valuation allowance                  6,673,668     1,446,545

     Less:  valuation allowance                     2,706,144             -
                                                  -----------  ------------
              Total deferred tax assets, net of
               valuation allowance                  3,967,524     1,446,545
                                                  -----------  ------------
     Installment sales                                      -       (13,990)
     Deferred expenses                             (3,333,765)   (2,315,641)
     Accelerated depreciation                        (175,384)     (221,620)
                                                  -----------  ------------
              Total deferred tax liabilities       (3,509,149)   (2,551,251)
                                                  -----------  ------------
              Net deferred tax asset (liability)  $   458,375  $ (1,104,706)
                                                  ===========  ============


                                                                    (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - INCOME TAXES - Continued

   The Company files consolidated income tax returns. The components of the provision for (benefit from) income taxes are as follows:

                                           Current      Deferred       Total
                                        ------------  ------------  -----------
   Year Ended December 31, 1995,
      Federal                           $ (1,440,254) $ (1,582,344) $ (3,022,598)
      State                                        -        19,263        19,263
                                        ------------  ------------  ------------
                                        $ (1,440,254) $ (1,563,081) $ (3,003,335)
                                        ============  ============  ============

   Year Ended December 31, 1994,
      Federal                           $  1,848,612  $    305,537  $  2,154,149
      State                                  292,109        76,807       368,916
                                        ------------  ------------  ------------
                                        $  2,140,721  $    382,344  $  2,523,065
                                        ============  ============  ============

   Year Ended December 31, 1993,
      Federal                           $  1,478,474  $     (3,500) $  1,474,974
      State                                  254,391        (8,248)      246,143
                                        ------------  ------------  ------------
                                        $  1,732,865  $    (11,748) $  1,721,117
                                        ============  ============  ============


The reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                            1995          1994          1993
                                        ------------  ------------  ------------
   Provision for (benefit from) taxes
    at statutory rates (34%)            $ (5,020,066) $  2,264,395  $  1,483,147

   State income taxes, net of federal
    tax benefit                             (811,999)      241,644       158,193

   Other                                     122,586        17,026        79,777
                                        ------------  ------------  ------------
         Tax expense (benefit), before
          valuation allowance             (5,709,479)    2,523,065     1,721,117

   Valuation allowance                     2,706,144             -             -
                                        ------------  ------------  ------------
         Net tax expense (benefit)      $ (3,003,335) $  2,523,065  $  1,721,117
                                        ============  ============  ============

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - INCOME TAXES - Continued

   The Company has a Federal net operating loss carryback and a State net operating loss carryforward of $4,236,558. The Federal net operating loss will be carried back and fully absorbed in 1992. The State net operating loss carryforward expires in the year 2010.

   Deferred income tax provision results from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences are as follows:


                                                      Years ended December 31,
                                              --------------------------------------
                                                 1995           1994         1993
                                              -----------     --------     ---------
Net effect of inventory write-down
adjustment                                    $(5,232,802)   $       -     $       -

Net effect of development and other
costs                                           1,018,124      589,052       (80,256)

Net profit realized, applicable to sales
reported on the installment basis for
tax purposes                                      (13,990)     (14,165)      (10,938)

Net of State net operating loss carry-
forward                                          (310,986)           -             -

Net effect of (increase) decrease in
reserve for warranties on houses and
condominiums                                      155,347      (73,756)     (156,920)

Net effect of uniform cost capitalization
and percentage of completion                      161,318      (61,254)      218,765

Net effect of depreciation                        (46,236)     (57,533)       17,601
                                              -----------    ---------     ---------
                                               (4,269,225)     382,344       (11,748)
Less:  valuation allowance                      2,706,144            -             -
                                              -----------    ---------     ---------
                                              $(1,563,081)   $ 382,344     $ (11,748)
                                              ===========    =========     =========

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - CUSTOMER DEPOSITS

   Certain customer deposits, pursuant to statutory regulations of the State of Florida or by agreement between the buyer and seller, are held in segregated bank accounts. At December 31, 1995 and 1994, cash in the amounts of approximately $289,000 and $253,000, respectively, was so restricted.

   The Company entered into an escrow agreement with a bank and the Division of Florida Land Sales and Condominiums which allowed the Company to use customer deposits which were previously maintained in an escrow account. Deposits of up to $1,100,000 in 1995 and $1,900,000 in 1994, which could be released to the Company, are guaranteed by performance bonds aggregating $5,000,000 for 1995 and 1994.

NOTE K - ACCRUED EXPENSES AND OTHER LIABILITIES

   Accrued expenses and other liabilities include the following:

                                                        1995        1994
                                                    -----------  -----------
          Accrued interest                          $ 3,893,771  $ 3,899,765
          Reserve for warranties on houses and
           condominiums                               1,983,202    2,419,218
          Accrued real estate and property taxes      1,648,948       11,756
          Income taxes payable                                -      296,904
          Other accrued liabilities                     867,211    1,192,687
                                                    -----------  -----------
                                                    $ 8,393,132  $ 7,820,330
                                                    ===========  ===========

    NOTE L - SENIOR NOTES

       Senior Notes are comprised as follows:

                                                        1995        1994
                                                    -----------  -----------
          12 1/2% senior notes due January 15,
           2003 with an effective interest rate of
           13.02%                                   $70,000,000  $70,000,000
          Repurchase of senior notes to be
           used as part of sinking fund              (2,036,000)  (1,910,000)
          Unamortized discount                       (1,482,687)  (1,632,318)
                                                    -----------  -----------
                                                    $66,481,313  $66,457,682
                                                    ===========  ===========


                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - SENIOR NOTES - Continued

   On January 13, 1993, the Company issued 12 1/2% senior notes ("Notes"), due January 15, 2003. The Notes have a face value of $70,000,000 and were issued at a discount of $1,930,000. The notes are senior unsecured obligations of the Company subject to redemption at the Company's option on or after January 15, 1998 at 105% of the principal amount and thereafter at prices declining annually to 100% of the principal amount on or after January 15, 2001.

   The indenture under which senior notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002. The indenture, contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At December 31, 1995, dividend payments are restricted and will be restricted until the Company posts cumulative net income in excess of $20,500,000.

NOTE M - STOCK OPTIONS

   The Company adopted two stock option plans: one for employees and one for nonemployee directors, both effective in 1994. Under the stock option plan for employees (the "1994 Stock Option Plan"), 400,000 shares of Class B common stock are reserved for issuance upon exercise of stock options. Under the stock option plan for non-employee directors (the "1994 Stock Option Plan for Nonemployee Directors"), 20,000 shares of class B common stock are available for issuance. The stock option plans are accounted for under APB Opinion 25 and related Interpretations. Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting for Stock-Based Compensation," effective for the Company in 1996, will require additional disclosures regarding the fair value of options. The Company does not expect the implementation of SFAS No.123 to have a material effect on the Company's financial position or results of operations.

   Both plans provide for the granting of incentive stock options on such terms and at such prices as may be determined by the Board of Directors. The per share exercise price of incentive stock options cannot be less than the fair market value per share of the Class B common stock on the date of the grant. Accordingly, no compensation cost has been recognized for the plans. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercised more than five years after the date of the grant for the 1994 Stock Option Plan and no more than ten years for the 1994 Stock Option Plan for Nonemployee Directors.


                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK OPTIONS - Continued

   The following table summarizes options granted and/or exercised during the years ended December 31, 1995 and 1994. At December 31, 1995 and 1994, 1,800 and -0- options, respectively, were eligible for exercise under the terms of the various option plans.

                                                         1994 Stock
                                                         Option Plan
                                           1994               for
                                          Stock          Nonemployee
                                       Option Plan        Directors
                                       -----------       -----------

                 Granted                         -             3,600(2)
                 Exercised                       -                 -
                 Forfeited                       -                 -
                                       -----------       -----------
                 Outstanding 12/31/94            -             3,600

                 Granted                    38,000(1)          3,600(3)
                 Exercised                       -                 -
                 Forfeited                       -                 -
                                       -----------       -----------
                 Outstanding 12/31/95       38,000             7,200
                                       ===========       ===========
                 1)  Exercise price    $     6.875
                 2)  Exercise price    $      8.62
                 3)  Exercise price    $      7.50

NOTE N - COMMON STOCK

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

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - LEASING ARRANGEMENTS

   Rental properties

   In connection with certain housing developments, the Company leases recreation facilities. The Company also leases rental units. These leases are accounted for as operating leases.

   The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 1995 and 1994:

                                                   1995               1994
                                               ------------        -----------
                Land                           $  7,168,046        $ 7,170,113
                Buildings                        22,283,655         22,473,045
                Furniture, fixtures and
                 equipment                          965,277            986,134
                                               ------------        -----------
                                                 30,416,978         30,629,292
                Less accumulated depreciation     7,216,168          6,697,665
                                               ------------        -----------
                                               $ 23,200,810        $23,931,627
                                               ============        ===========

          The following is a schedule of approximate future minimum rental income required under these leases as of December 31, 1995:

                            1996                          $ 2,368,000
                            1997                              638,000
                            1998                              638,000
                            1999                              638,000
                            2000                              638,000
                            Thereafter                     54,007,000
                                                          -----------
                                                          $58,927,000
                                                          ===========





                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - LEASING ARRANGEMENTS - Continued

   Offices and Warehouse

   The Company leases its offices and warehouse under lease agreements extending through 1997, with options to renew for up to five years, accounted for as operating leases. The following is a schedule, by years, of the approximate future minimum rental payments as of December 31, 1995:

                     1996              $167,000
                     1997               135,000
                                       --------
                                       $302,000
                                       ========

   Total rent expense for each of the years ended December 31, 1995, 1994 and 1993 amounted to approximately $200,000.

NOTE P - DEFERRED COMPENSATION PLAN

   The Company has a defined contribution plan established pursuant to Section 401(K) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan amounted to $63,121 in 1995, $63,685 in 1994 and $60,851 in 1993.

NOTE Q - FINANCIAL INSTRUMENTS

   The financial statements include various estimated fair value information as of December 31, 1995 and 1994, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and Cash Equivalents

   The carrying amount approximates fair value because of the short maturity of those instruments.
                                                                     (continued)

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - FINANCIAL INSTRUMENTS - Continued

   Receivables and Payables

   The carrying amount approximates fair value because of the short maturity of those instruments.

   Notes Payable, Mortgage Notes Payable and Senior Notes

   Quoted market prices offered to the Company for debt are used to estimate the fair value of the Company's long-term debt. The carrying amounts of notes and mortgage notes payable approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

   All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

   The estimated fair values of the Corporation's financial instruments, at December 31, where the carrying value does not approximate fair value, are as follows:

                                 1995                    1994
                      ------------------------  ------------------------
                        Carrying    Estimated     Carrying    Estimated
                         Amount     Fair Value     Amount     Fair Value
                      -----------  -----------  -----------  -----------
        Senior notes  $66,481,313  $55,730,000  $66,457,682  $59,919,000

NOTE R - CONTINGENCIES

   The Company is involved, from time to time, in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
Oriole Homes Corp.

We have audited the accompanying consolidated balance sheets of Oriole Homes Corp. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oriole Homes Corp. and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Miami, Florida
February 16, 1996 (except for Note H, as to which the date is February 20, 1996)

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

                                    PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements
            The following consolidated financial statements of Oriole Homes
            Corp. and subsidiaries are included in Part II of this annual report and in the Company's 1995 Annual Report to Shareholders.

            Consolidated balance sheets as of December 31, 1995 and 1994.

            Consolidated statements of operations for the three years ended December 31, 1995.

            Consolidated statements of cash flows for the three years ended December 31, 1995.

            Consolidated statements of shareholders' equity for the three years ended December 31, 1995.

            Notes to consolidated financial statements.

            Report of independent certified public accountants.

      Selected Quarterly Financial Data for the years ended December 31, 1995 and 1994 included in the Company's 1995 Annual Report to Shareholders which is incorporated by reference as Part II of this annual report.

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

      (b)

       3.1  Articles of Incorporation of Registrant                      *

       3.2  By-Laws of Registrant                                        *


       4.2  Form of indenture between the Registrant and Sun
            Bank National Association, Trustee.                          *

       10.1 Lease Agreement, dated May 7, 1991 between Oriole
            Homes Corp. and Arbors Associates, Ltd.                      *

       10.6 Registrant's 401(k) Defined Contribution Benefit
            Plan                                                         *

       10.7 Joint Venture between the Company and Regency
            Homes, Inc. dated December 31, 1993 as amended December
            31, 1995.                                                   **

       22.1 List of Registrant's Subsidiaries (Filed as
            Exhibit 22 to the Company's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

       27   Financial Data Schedule (For SEC use only)

       (*) Filed as exhibits to the Registration Statement of the Registrant on Form S-2 declared effective on January 13, 1993. (File No. 33-51680).

       (**) Filed as an exhibit to the Registrant's Annual
            Report on Form 10-K filed in March 1994.

       (b)  Reports on Form 8-K
            There were no reports on Form 8-K for the three months ended December 31, 1995.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be Signed on its behalf by the undersigned, thereunto duly authorized.

                                           ORIOLE HOMES CORP.
DATE    3-21-96                            /s/ R.D. Levy
    ---------------                        ---------------------------------
                                           R.D. Levy, Chairman of the Board
                                           Chief Executive Officer, Director


DATE    3-21-96                            /s/ A. Nunez
    ---------------                        ---------------------------------
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

                       MEMBER OF THE BOARD OF DIRECTORS

DATE    3-22-96                            /s/ Harry A. Levy
    ---------------                        ---------------------------------
                                           Harry A. Levy, Director

DATE    3-25-96                            /s/ E. E. Hubshman
    ---------------                        ---------------------------------
                                           E.E. Hubshman, Director

DATE    3-21-96                            /s/ Mark A. Levy
    ---------------                        ---------------------------------
                                           Mark A. Levy, Director

DATE   3-21-96                             /s/ Eugene H. Berns
    ---------------                        ---------------------------------
                                           Eugene H. Berns, Director

DATE   3-25-96                             /s/ Donald C. McClosky
    ---------------                        ---------------------------------
                                           Donald C. McClosky, Director

DATE   3-25-96                             /s/ Paul R. Lehrer
    ---------------                        ---------------------------------
                                           Paul R. Lehrer, Director

                                  EXHIBIT "F"
                     REGENCY LAKES JOINT VENTURE AGREEMENT
                            Dated December 31, 1995
                        REPAYMENT OF CONTRIBUTED CAPITAL

     Minimum Capital Repayment Schedule

     Oriole shall receive $12,000 per closed unit starting with the 101st closing until the acquisition and development loan in favor of Ohio Savings Bank is retired. The Oriole capital account balance will then be repaid by taking the total units closed by the Joint Venture to that date and subtracting that from 450 units, that number is then divided into the outstanding capital account balance of Oriole and the remaining capital account balance shall be paid pro rata so that upon the 450th cumulative closing by the Joint Venture the contributed capital account balance of Oriole is zero.

     In witness whereof, this Exhibit is executed this 23 day of October, 1995.


                                     Oriole Joint Venture Limited,
                                     a Florida limited partnership

                                     By: Oriole Limited, Inc., a
                                     Florida corporation, its General
                                     Partner

                                     By: /s/ Richard D. Levy
                                         ------------------------
                                         Richard D. Levy, C.E.O.

                                     Regency Development II, Inc.

                                     By: /s/ E.C. Jensen
                                         ------------------------
                                         E.C. Jensen, President

                                  Exhibit "H"
                    TO REGENCY LAKES JOINT VENTURE AGREEMENT
                            Dated December 31, 1995


     This Exhibit H to the Regency Lakes joint venture agreement dated December 31, 1993, replaces that certain Warrants and Stock Rights Agreement dated December 31, 1993 and said Warrants and Stock Rights Agreement shall be deemed null and void.

     The parties hereto agree as follows:

     1. In the event there is an outstanding capital account balance due Oriole when Regency consummates a public or private offering for the sale of stock or bonds resulting in cash proceeds (other than traditional joint venture financing for a specific piece of property or project), then the lesser of thirty-five (35%) of the net proceeds of said offering or the then existing Oriole Capital Account balance multiplied by 1.333 will be paid to Oriole Joint Venture Ltd. Twenty five percent (25%) of the total amount paid to Oriole herein shall be paid as a bonus to Oriole, and the remaining seventy-five (75%) percent shall be applied to reduce Oriole's Capital Account. The total bonus paid to Oriole hereunder shall not exceed $1.4 million. When the remaining capital account of Oriole has been paid in full the Joint Venture will be terminated and Regency shall not be obligated to pay Oriole any further payments as provided for in Sections 4, 9, and 10 of the Joint Venture Agreement.

       Example:
       Offering raises                                    $10,000,000.00
       Net to Regency Equals                              $ 9,000,000.00
       Amount paid to Oriole Joint Venture Ltd.           $ 3,150,000.00
       Payment to Oriole to be allocated as follows:
       Reduction of Oriole capital account                $ 2,362,500.00
       Payment toward Oriole Bonus                        $   787,500.00

     2. Until the Joint Venture is terminated as per paragraph 1 above, all other terms and conditions of the Joint Venture Agreement will remain in full force and effect including the provisions of Section 4, 9, and 10.

     3. The pending merger agreement between Royal Palm Beach Colony and Regency Homes, Inc., provides for the assumption of all of the obligations of Regency Homes, Inc. under this Joint Venture Agreement.

     4. The parties hereto acknowledge that the shareholder loans of Benny L. Martz to Regency Homes, Inc. will be capitalized in the merger referred to in paragraph 3 above and will no longer be subordinated to Oriole Joint Venture Limited.

In witness whereof, this Exhibit is executed this 23 day of October, 1995.




                                           Oriole Joint Venture Limited,
                                           a Florida limited partnership

                                           By: Oriole Limited, Inc., a
                                           Florida corporation, its General
                                           Partner

                                                By:  /s/ Richard D. Levy
                                                     --------------------
                                                     Richard D. Levy, C.E.O.

                                           Regency Development II, Inc.

                                                By:  /s/ E.C. Jensen
                                                     --------------------
                                                     E.C. Jensen, President