Form 10-Q
period 1996-03-31
ORIOLE HOMES CORP
filed 1996-05-13
CIK 74928

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  March 31, 1996           Commission File No. 1-6963


                             ORIOLE HOMES CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)




             Florida                                      59-1228702
- -----------------------------------          -----------------------------------
  (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)



1690 S. Congress Ave., Suite 200 Delray Beach, Fl.                 33445
- --------------------------------------------------         ---------------------
    (Address of principal executive offices)                     (Zip Code)



    Registrant's telephone number, including area code: (407) 274-2000




        -------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                   Class                         Outstanding at March 31, 1996
- -------------------------------------------    ---------------------------------
   Common Stock, Class A, par value $.10                   1,891,249
   Common Stock, Class B, par value $.10                   2,734,275

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS




                                                        March 31,         December 31,
                                                          1996                1995
                                                      (Unaudited)          (Audited)
                                                      ------------        ------------

Cash and cash equivalents                             $  3,093,156        $  3,275,615
                                                      ------------        ------------

Receivables:
  Mortgage notes                                           279,999             280,562
  Due at closing                                                 0             114,700
  Income taxes                                           1,472,430           1,660,846
                                                      ------------        ------------
                                                         1,752,429           2,056,108

Inventories:
  Land                                                 102,852,855         103,435,218
  Houses and condominiums completed or
    under construction                                  56,870,775          48,306,006
  Model houses and condominiums                          4,698,256           3,386,194
                                                      ------------        ------------
                                                       164,421,886         155,127,418
  Less: Estimated costs of completion
          included in inventories                       24,810,264          23,699,916
                                                      ------------        ------------
                                                       139,611,622         131,427,502
                                                      ------------        ------------
Property and equipment (at cost):
  Land                                                   7,164,432           7,168,046
  Buildings                                             22,141,073          22,283,655
  Furniture, fixtures and equipment                      5,500,185           5,445,387
                                                      ------------        ------------
                                                        34,805,690          34,897,088
  Less: Accumulated depreciation                        10,518,145          10,892,078
                                                      ------------        ------------
                                                        24,287,545          24,005,010
                                                      ------------        ------------
Other:
  Prepaid expenses                                       3,600,441           2,378,932
  Unamortized debt issuance costs                        2,103,311           2,098,760
  Investment in and advances to joint ventures           5,625,000           5,625,000
  Land held for investment (at cost)                     3,004,583           3,001,783
  Other assets                                           5,251,379           5,609,607
                                                      ------------        ------------
                                                        19,584,714          18,714,082
                                                      ------------        ------------

Total Assets                                          $188,329,466        $179,478,317
                                                      ============        ============



See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND SHAREHOLDERS' EQUITY



                                                         March 31,        December 31,
                                                           1996               1995
                                                        (Unaudited)        (Audited)
                                                       ------------       ------------

Liabilities:
  Line of credit                                       $ 17,500,000       $  8,500,000
  Mortgage notes payable                                 13,480,079         15,041,573
  Accounts payable                                       10,387,595          7,328,804
  Customer deposits                                       8,458,446          6,072,046
  Accrued expenses and other liabilities                  4,978,766          8,393,132
  12 1/2% Senior Notes due January 15, 2003,
    net of $1,442,417 discount in 1996 and
    $1,482,687 discount in 1995                          66,521,583         66,481,313
                                                       ------------       ------------

  Total Liabilities                                     121,326,469        111,816,868

Shareholders' Equity:
  Class A common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      1,891,249 in 1996 and in 1995                         189,125            189,125
  Class B common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      2,734,275 in 1996 and in 1995                         273,428            273,428
  Additional paid-in capital                             19,267,327         19,267,327
  Retained earnings                                      47,273,117         47,931,569
                                                       ------------       ------------
  Total Shareholders' Equity                             67,002,997         67,661,449
                                                       ------------       ------------

Total Liabilities and Shareholders' Equity             $188,329,466       $179,478,317
                                                       ============       ============



See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                             ---------------------------------
                                                                                1996                  1995
                                                                             -----------           -----------
Revenues:
  Sale of houses and condominiums                                            $16,700,443           $13,037,915
  Sale of land                                                                   712,356                80,000
  Other operating revenues                                                       776,822               787,824
  Interest, rentals and other income                                             848,573               895,321
  Gain on sale of property and land held for investment, net                      20,360                56,355
                                                                             -----------           -----------
                                                                              19,058,554            14,857,415
                                                                             -----------           -----------

Costs and Expenses:
  Cost of houses and condominiums sold                                        14,305,086            10,948,114
  Cost of land sold                                                              652,459                73,881
  Costs relating to other operating revenues                                     731,080               722,866
  Selling, general and administrative expenses                                 4,240,219             3,438,372
  Interest costs incurred                                                      2,865,659             2,566,027
  Interest capitalized (deduct)                                               (2,679,940)           (2,348,996)
                                                                             -----------           -----------
                                                                              20,114,563            15,400,264
                                                                             -----------           -----------

Loss before benefit from income taxes                                         (1,056,009)             (542,849)

Benefit from income taxes                                                       (397,557)             (204,458)
                                                                             -----------           -----------

Net Loss                                                                     $  (658,452)          $  (338,391)
                                                                             ===========           ===========



Loss per Class A and B Common Share:
  Net Loss                                                                   $     (0.14)          $     (0.07)
                                                                             ===========           ===========

Average Number of Class A and Class B
  Common Shares Outstanding                                                    4,625,524             4,625,524
                                                                             ===========           ===========

Dividends per Class A Common Share                                           $         -           $         -
                                                                             ===========           ===========

Dividends per Class B Common Share                                           $         -           $         -
                                                                             ===========           ===========




See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH
                                 (Unaudited)




                                                                              Three Months Ended
                                                                                   March 31,
                                                                        ------------------------------
                                                                            1996              1995
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                              $   (658,452)     $   (338,391)
                                                                        ------------      ------------

  Adjustments to reconcile net income to net
   cash used in operating activities
    Depreciation                                                             322,294           301,541
    Amortization                                                             131,955           108,250
    Deferred income taxes                                                    448,942          (270,175)
    Gain on sale of property and equipment and other assets                  (20,360)          (56,356)
  Changes in assets and liabilities
    Decrease in receivables                                                  303,679           129,019
    (Increase) in inventories                                             (8,184,120)       (8,012,145)
    (Increase) in other assets                                            (1,315,023)       (1,066,367)
    Increase (decrease) in accounts payable                                3,058,791          (675,751)
    Increase in customer deposits                                          2,386,400         1,900,057
    (Decrease) in accrued expenses and other liabilities                  (3,414,366)       (2,337,621)
                                                                        ------------      ------------
      Total adjustments                                                   (6,281,808)       (9,979,548)
                                                                        ------------      ------------
        Net cash (used in) operating activities                           (6,940,260)      (10,317,939)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Return on investment in joint venture                                            -           300,000
  Capital expenditures                                                      (755,304)         (417,769)
  Proceeds from the sale of property
    and equipment and other assets                                           170,835           137,142
                                                                        ------------      ------------

        Net cash (used in) provided by investing activities                 (584,469)           19,373
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage notes                                            12,800,000           101,901
  Payment of mortgage notes                                              (14,361,494)          (10,683)
  Borrowings under line of credit agreements                              11,500,000                 -
  Repayments under line of credit agreements                              (2,500,000)                -
  Repurchase of senior notes                                                       -          (126,000)
  Issuance costs                                                             (96,236)                -
  Dividends paid                                                                   -          (993,409)
                                                                        ------------      ------------
        Net cash provided by (used in) financing activities                7,342,270        (1,028,191)
                                                                        ------------      ------------

NET DECREASE IN CASH                                                        (182,459)      (11,326,757)

CASH AT BEGINNING OF PERIOD                                                3,275,615        14,609,489
                                                                        ------------      ------------

CASH AT END OF PERIOD                                                   $  3,093,156      $  3,282,732
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)                                  $  2,269,324      $  2,308,382
  Income taxes                                                          $        349      $    405,000

See notes to consolidated financial statements

FORM 10Q


                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The consolidated balance sheet as of March 31, 1996, the related statements of operations and cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

     Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders.

     Certain balances have been reclassified to conform to the current year presentation.

2. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year.

3.   Affiliated Companies.

     The Company does not have investments in affiliated companies.

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Continued)

4.  Backlog of Contracts for Sales of Houses and Condominiums

                                          March 31, 1996            December 31, 1995
                                        Units      Amounts         Units     Amounts
                                        -----    -----------       -----   -----------
    Single-Family Homes                  176     $33,080,438        115    $23,225,708
    Multi-Family                         139      22,221,487         78     12,123,361
                                         ---     -----------        ---    -----------

    Total                                315     $55,301,925        193    $35,349,069
                                         ===     ===========        ===    ===========

5.  Following is a computation of earnings per share:

                                                       Three Months Ended
                                                 ----------------------------

                                                   3/31/96          3/31/95
                                                 -----------      -----------

    Net Loss                                     $ (658,452)      $ (338,391)
                                                 ==========       ==========

    Weighted average number of
      common shares outstanding                   4,625,524        4,625,524
                                                 ==========       ==========

    Loss per share                               $    (0.14)      $    (0.07)
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

    On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. This agreement was amended August 23, 1995 to increase the line of credit to $15,000,000 and January 12, 1996 to increase the line of credit to $20,000,000. As of March 31, 1996, the outstanding loan balance was $17,500,000.

                                                                  GRANT THORNTON

                              GRANT THORNTON LLP    Accountants and
                                                    Management Consultants

                                                    The U.S. Member Firm of
                                                    Grant Thornton International

Board of Directors
Oriole Homes Corp.


We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GRANT THORNTON LLP

Miami, Florida
April 29, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

The Company's revenues from home sales increased to $16.7 million (28.1%) during the first quarter of 1996 as compared to the same period of 1995. The Company delivered 98 homes in the 1996 first quarter compared to 91 in the same period of 1995. The average selling price of homes delivered increased 18.9% (from $143,274 to $170,413). The Company entered into 220 new contracts with an aggregate value of $36.7 million in the first quarter of 1996 compared to 130 new contracts with an aggregate value of $21.3 million in the 1995 period.

The Company's backlog has increased from $35.3 million at December 31, 1995 to $55.3 million as of March 31, 1996. Favorable interest rates and a more aggressive merchandising program contributed to a larger number of of new contracts.

Other operating revenues and interest, rentals and other income remained at the same level of the 1995 period.

As a percentage of home sales, cost of homes sold increased to 85.7% from 84.0%. Gross margins during the first quarter of 1996 were adversely affected due to increases in construction costs and the reduction in selling prices caused by market conditions.

Selling, general and administrative expenses increased in the 1996 period as compared to the 1995 first quarter, but as a percentage of total revenues, these expenses decreased to 22.2% from 23.1% in the same period of 1995.

Net income in the 1996 first quarter amounted to a loss of $.7 million compared to a loss of $.4 million in the comparable period of 1995. The decrease is attributed mainly to lower margins on sales of houses and condominiums.


FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs through funds generated from operations, borrowings and the issuance of common stock. The Company has a $20.0 million revolving line of credit of which $2.5 million was available at a rate of prime plus 1.5%, which expires July 1, 1997.

The Company continues negotiations for the sale of certain assets which, if closed, may result in aggregate sales of approximately $10.0 million. The Company is also anticipating the receipt of an income tax refund of approximately $1.4 million during the second quarter of 1996.


                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The March 31, 1996 unaudited Financial Statements included in this form 10-Q have been reviewed by Grant Thornton LLP in accordance with established professional standards and procedures for such a review.

(a) There were no reports on Form 8-K for the three months ended March 31, 1996.

         Exhibit        Description
         -------        -----------
           27           Financial Data Schedule (for SEC use only).

                                   SIGNATURES





Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ORIOLE HOMES CORP.
                                      ------------------
                                        (Registrant)




Date:  May 10, 1996                   /s/ R.D. Levy
- -------------------                   ------------------------
                                      R.D. Levy,
                                      Chairman of the Board,
                                      Chief Executive Officer,
                                      Director


Date:  May 10, 1996                   /s/ A. Nunez
- -------------------                   ------------------------
                                      A. Nunez, Senior Vice President
                                      Treasurer, Chief Financial Officer,
                                      Chief Accounting Officer, Director