Form 10-Q
period 1996-06-30
ORIOLE HOMES CORP
filed 1996-08-12
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 1996            Commission File No. 1-6963


                             ORIOLE HOMES CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Florida                                              59-1228702
- ---------------------------------                            -------------------
 (State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                             Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.                  33445
- --------------------------------------------------                ----------
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



Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                Class                           Outstanding at June 30, 1996
- -------------------------------------           ----------------------------
Common Stock, Class A, par value $.10                     1,883,349
Common Stock, Class B, par value $.10                     2,742,175

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS


                                                      June 30,       December 31,
                                                        1996             1995
                                                    (Unaudited)       (Audited)
                                                   -------------    -------------
Cash and cash equivalents                          $  1,867,533     $  3,275,615
                                                   -------------    -------------
Receivables:
  Mortgage notes                                        279,036          280,562
  Due at closing                                             -           114,700
  Income taxes                                               -         1,660,846
                                                   -------------    -------------
                                                        279,036        2,056,108

Inventories:
  Land                                               94,492,088      103,435,218
  Houses and condominiums completed or
    under construction                               57,251,877       48,306,006
  Model houses and condominiums                       4,547,652        3,386,194
                                                   -------------    -------------
                                                    156,291,617      155,127,418
  Less: Estimated costs of completion
          included in inventories                    18,437,026       23,699,916
                                                   -------------    -------------
                                                    137,854,591      131,427,502
Property and equipment (at cost):                  -------------    -------------
  Land                                                7,046,758        7,168,046
  Buildings                                          21,187,593       22,283,655
  Furniture, fixtures and equipment                   4,994,471        5,445,387
                                                   -------------    -------------
                                                     33,228,822       34,897,088
  Less: Accumulated depreciation                      9,805,547       10,892,078
                                                   -------------    -------------
                                                     23,423,275       24,005,010
                                                   -------------    -------------
Other:
  Prepaid expenses                                    3,725,879        2,378,932
  Unamortized debt issuance costs                     2,011,626        2,098,760
  Investment in and advances to joint ventures        5,613,000        5,625,000
  Land held for investment (at cost)                  3,010,783        3,001,783
  Other assets                                        4,207,499        5,609,607
                                                   -------------    -------------
                                                     18,568,787       18,714,082
                                                   -------------    -------------
Total Assets                                       $181,993,222     $179,478,317
                                                   =============    =============



See notes to consolidated financial statements
                                    - 1 -

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      June 30,       December 31,
                                                        1996             1995
                                                    (Unaudited)       (Audited)
                                                   -------------    -------------
Liabilities:
  Line of credit                                   $  8,000,000     $  8,500,000
  Mortgage notes payable                             12,737,728       15,041,573
  Accounts payable                                    9,653,073        7,328,804
  Customer deposits                                   9,954,975        6,072,046
  Accrued expenses and other liabilities              7,477,069        8,393,132
  12 1/2% Senior Notes due January 15, 2003,
    net of $1,402,147 discount in 1996 and
    $1,632,318 discount in 1995                      66,561,853       66,481,313
                                                   -------------    -------------
  Total Liabilities                                 114,384,698      111,816,868

Shareholders' Equity:
  Class A common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 1,883,349
      in 1996 and 1,891,249 in 1995                     188,335          189,125
  Class B common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 2,742,175
      in 1996 and 2,734,275 in 1995                     274,218          273,428
  Additional paid-in capital                         19,267,327       19,267,327
  Retained earnings                                  47,878,644       47,931,569
                                                   -------------    -------------
  Total Shareholders' Equity                         67,608,524       67,661,449
                                                   -------------    -------------
Total Liabilities and Shareholders' Equity         $181,993,222     $179,478,317
                                                   =============    =============



See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                          Six Months Ended            Three Months Ended
                                                               June 30,                    June 30,
                                                       -------------------------   -------------------------
                                                           1996         1995           1996         1995
                                                       ------------ -----------    -----------  -----------
Revenues:
  Sale of houses and condominiums                      $40,405,407  $27,429,087    $23,704,964  $14,391,172
  Sale of land                                           1,622,356    1,295,229        910,000    1,215,229
  Other operating revenues                               1,592,049    1,551,444        815,227      763,620
  Interest, rentals and other income                     1,890,054    1,959,134      1,041,481    1,063,813
  Gain on sale of property and
    land held for investment, net                          667,124      114,452        646,764       58,097
                                                       ------------ -----------    -----------  -----------
                                                        46,176,990   32,349,346     27,118,436   17,491,931
                                                       ------------ -----------    -----------  -----------
Costs and Expenses:
  Cost of houses and condominiums sold                  34,190,319   23,825,914     19,885,233   12,877,800
  Cost of land sold                                      1,683,070    1,110,092      1,030,611    1,036,211
  Costs relating to other operating revenues             1,502,229    1,512,236        771,149      789,370
  Selling, general and administrative expenses           8,539,766    7,063,432      4,299,547    3,625,060
  Interest costs incurred                                5,675,898    5,150,025      2,810,239    2,583,998
  Interest capitalized (deduct)                         (5,329,435)  (4,740,542)    (2,649,495)  (2,391,546)
                                                       ------------ -----------    -----------  -----------
                                                        46,261,847   33,921,157     26,147,284   18,520,893
                                                       ------------ -----------    -----------  -----------
Income (loss) before provision for (benefit from)
  income taxes                                             (84,857)  (1,571,811)       971,152   (1,028,962)

Provision for (benefit from) income taxes                  (31,932)    (591,607)       365,625     (387,149)
                                                       ------------ -----------    -----------  -----------
Net Income (Loss)                                      $   (52,925) $  (980,204)   $   605,527  $  (641,813)
                                                       ============ ===========    ===========  ===========
Earnings per Class A and Class B Common Share:
  Net Income (Loss)                                    $      (.01) $      (.21)   $       .13  $      (.14)
                                                       ============ ===========    ===========  ===========
Average Number of Class A and Class B
  Common Shares Outstanding                              4,625,524    4,625,524      4,625,524    4,625,524
                                                       ============ ===========    ===========  ===========
Dividends per Class A Common Share                     $        -   $        -     $        -   $        -
                                                       ============ ===========    ===========  ===========
Dividends per Class B Common Share                     $        -   $        -     $        -   $        -
                                                       ============ ===========    ===========  ===========


See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH
                                 (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                   -------------    -------------
                                                                        1996             1995
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                         $    (52,925)    $   (980,204)

   Adjustments to reconcile net income to net
    cash used in operating activities
    Depreciation                                                        652,660          603,250
    Amortization                                                        263,910          209,679
    Deferred income taxes                                               458,375         (432,989)
    Gain on sale of property and equipment and other assets            (667,124)        (114,452)
  Changes in assets and liabilities
    Decrease in receivables                                           1,777,072          918,922
    (Increase) in inventories                                        (8,762,718)     (13,335,861)
    (Increase) in other assets                                         (403,214)      (2,012,112)
    Increase (decrease) in accounts payable                           2,324,269         (146,180)
    Increase in customer deposits                                     3,882,929        3,300,405
    (Decrease) increase in accrued expenses and other liabilities      (916,063)         265,590
                                                                   ------------     ------------
      Total adjustments                                              (1,389,904)     (10,743,748)
                                                                   ------------     ------------
        Net cash used in operating activities                        (1,442,829)     (11,723,952)
                                                                   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Return on investment in joint venture                                  12,000          960,000
  Land held for investment                                               (9,000)          (4,882)
  Capital expenditures                                               (1,130,447)        (602,190)
  Proceeds from the sale of property
    and equipment and other assets                                    4,062,275          374,473
                                                                   ------------     ------------
        Net cash provided by investing activities                     2,934,828          727,401
                                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage notes                                       12,800,000          149,875
  Payment of mortgage notes                                         (15,103,845)      (2,682,999)
  Borrowings under line of credit agreements                         15,500,000        6,000,000
  Repayments under line of credit agreements                        (16,000,000)      (2,000,000)
  Repurchase of senior notes                                                  -         (126,000)
  Issuance costs                                                        (96,236)               -
  Dividends paid                                                              -         (993,409)
                                                                   ------------     ------------
        Net cash (used in) provided by financing activities          (2,900,081)         347,467
                                                                   ------------     ------------
NET DECREASE IN CASH                                                 (1,408,082)     (10,649,084)

CASH AT BEGINNING OF PERIOD                                           3,275,615       14,609,489
                                                                   ------------     ------------
CASH AT END OF PERIOD                                              $  1,867,533     $  3,960,405
                                                                   ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)                             $    265,923     $    341,462
  Income taxes                                                     $        529     $    514,000

See notes to consolidated financial statements

FORM 10Q


                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The consolidated balance sheet as of June 30, 1996, the related statements of operations and cash flows for the three and six months ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire year.

3.       Affiliated Companies.

         The Company does not have investments in affiliated companies.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


4.Backlog of Contracts for Sales of Houses and Condominiums

                                                            June 30, 1996             December 31, 1995
                                                     ------------  ------------   ------------  -----------
                                                         Units        Amounts         Units        Amounts
                                                     -----------   -----------    -----------   -----------
  Single-Family Homes                                        217   $39,450,339            115   $23,225,708
  Multi-Family                                               157    22,625,082             78    12,123,361
                                                     -----------   -----------    -----------   -----------
  Total                                                      374   $62,075,421            193   $35,349,069
                                                     ===========   ===========    ===========   ===========

5. Following is a computation of earnings per share:

                                                         Three Months Ended            Six Months Ended
                                                        6/30/96       6/30/95        6/30/96       6/30/95
                                                     ------------  ------------   ------------  ----------
  Net Income (Loss)                                  $   605,527   $  (641,813)   $   (52,925)  $  (980,204)
                                                     ===========   ===========    ===========   ===========
  Weighted average number of
    common shares outstanding                          4,625,524     4,625,524      4,625,524     4,625,524
                                                     ===========   ===========    ===========   ===========
  Earnings (loss) per share                          $       .13   $      (.14)   $      (.01)  $      (.21)
                                                     ===========   ===========    ===========   ===========

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

On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $120,000,000 in short-term financing at an
finterest rate of prime plus 1 1/2%.   This agreement was amended August 23,
1995 to increase the line of credit to $15,000,000 and January 12, 1996 to increase the line of credit to $20,000,000. As of June 30,1996, the outstanding loan balance was $8,000,000.

                                                           Suite 1200
                                                           77 Brickell Avenue
                                                           Miami, FL  33131-2867
                                                           305 377-9900
                                                           FAX 305 377-9130



                                                                GRANT THORNTON

                          GRANT THORNTON LLP       Accountants and
                                                   Management Consultants

                                                   The U.S. Member Firm of
                                                   Grant Thornton International


Board of Directors Oriole
Homes Corp.


We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the company's management.

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

Miami, Florida
August 2, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

The Company's revenues from home sales increased $9.3 million (64.7%) during the second quarter of 1996 as compared to the same period in 1995. The Company delivered 125 homes in the 1996 quarter compared to 91 in the same period of 1995. The average selling price of homes delivered increased 19.9% (from $158,145 to $189,640). The Company entered into 184 new contracts with an aggregate dollar value of $30.5 million in the second quarter of 1996, compared to 134 new contracts with an aggregate dollar value of $21.9 million in the 1995 period.

Interest, rentals and other income increased to $1.7 million from $1.1 million in the same period of 1995 mainly due to the gain on the sale in the 1996 second quarter of the remaining lots in an existing subdivision and the sale of recreation leases. Cost of home sales increased to $19.9 million in 1996 from $12.9 million in 1995 mainly as a result of the increase in the number and dollar amount of homes delivered. As a percentage of home sales, cost of homes sold decreased to 83.9% from 89.5%.

Selling, general and administrative expenses increased to $4.3 million in 1996 from $3.6 million in 1995 mainly due to higher advertising expense and sales commissions related to a larger volume of closings. As a percentage of total revenues, the 1996 period was reduced to 15.9% as compared to 20.7% in the same period of 1995. The second quarter of 1996 reflected a profit of $.6 million as compared to a loss of $.6 million in the comparable period of 1995. This increase is attributable to the sale of assets mentioned above and the improvement in margins on sales.



SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The Company's revenues from home sales increased 47.3% to $40.4 million in the six month period of 1996 as compared to $27.4 million in the same period of 1995. The Company delivered 223 units in the first six months of 1996 as compared to 182 units in 1995. The average selling price of homes delivered increased 20.2% to $181,190 from $150,709. In 1996, 404 new contracts were signed with a value of $67.1 million representing an increase from 264 contracts valued at $43.2 million in 1995.

Other operating revenues remained at the same level of $1.5 million in the six months of 1995 and 1996.

Interest, rentals and other income increased from $2.1 million in 1995 to $2.6 million in 1996 mainly due to profits generated from the sale of recreation leases and the remaining lots in an existing subdivision.

Cost of sales increased to $34.2 million in 1996 from $23.8 million in 1995. As a percentage of home sales, cost of home sales decreased from 86.9% in 1995 to 84.6% in 1996.

Selling, general and administrative expenses increased to $8.5 million in 1996 from $7.1 million in 1995 but as a percentage of total revenues, decreased to 18.5% in 1996 from 21.8% in 1995.

Net loss decreased from $1.0 million in the first six months of 1995 to a loss of $.05 million in 1996. The decrease in net loss for the first six months of 1996 was benefited from the profit on the sale of certain recreation leases and the sale of the remaining lots in an existing subdivision. The dollar amount of the Company's backlog which reflects new sales contracts that have yet to close increased 37.7% to $62,075,421 (representing 374 units) as of June 30, 1996 from $45,076,909 (representing 225 units) as of June 30, 1995. The average per unit value of the Company's backlog now stands at $165,977 as compared to $200,342 at the end of the 1995 second quarter. Included in last year's backlog are 17 units from the upscale project, Fairway Point, valued at a total of $9,625,721 or an average of $566,219.


FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs from funds generated through operations, borrowings and the issuance of common stock.

As of June 30, 1996, the Company has outstanding borrowings of approximately $87.3 million, including $66.6 million in Senior Notes due 2003. It had available cash and short term investments of approximately $1.9 million. At June 30, 1996, the Company also had available funds of approximately $12 million pursuant to available but unused credit facilities. The Company believes that the funds generated from operations and its borrowing availability under credit facilities will be sufficient to fund the Company's foreseeable working capital requirements, with the possible exception of land acquisitions.

As of June 30, 1996, the Company had invested $5,613,000 in two Joint Ventures with a reputable South Florida building company. The Joint Venture Agreements provide that the Company is to receive (1) a 10% return plus $4,000 as each of 112 units are sold; (2) a 15% return plus $2,800 as each developed lot or dwelling unit is sold, and 5% of the gross sales price on land sales. The Company's investment and its return are guaranteed by the other Joint Venturer and by the principal shareholder of the Joint Venturer.

                                   SIGNATURES





Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ORIOLE HOMES CORP.
                                        ------------------
                                           (Registrant)



Date:    August 12, 1996              /s/ R.D. Levy
       ---------------------         ------------------------------------
                                          R.D. Levy,
                                          Chairman of the Board,
                                          Chief Executive Officer,
                                          Director


Date:    August 12, 1996              /s/ A. Nunez
       ---------------------         -----------------------------------
                                          A. Nunez, Senior Vice President
                                          Treasurer, Chief Financial Officer,
                                          Chief Accounting Officer, Director