Form 10-K405/A
period 1995-12-31
ORIOLE HOMES CORP
filed 1996-11-08
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ____________________________________

                                 FORM 10-K/A-1

  Annual Report pursuant to Section 13 of The Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1995

                                File No. 1-6963

                               ORIOLE HOMES CORP.
      1690 South Congress Avenue, Suite 200, Delray Beach, Florida  33445
                                 (407) 274-2000


                 Florida                                   59-1228702
---------------------------------------        --------------------------------
        (State of Incorporation)                     (I.R.S. Employer I.D.)


Securities registered pursuant of Section 12(b) of the act:


                                                 Name of Each Exchange on
          Title of Each Class                        Which Registered
  ------------------------------------        --------------------------------
  Class A Common Stock, $.10 par Value        American Stock Exchange
  Class B Common Stock, $.10 par Value        American Stock Exchange
     12 1/2% Senior Notes due 2003

                      ____________________________________

         The Registrant (1) HAS filed all reports required to be filed by
Section 13 of the Securities Exchange Act of 1934 during the preceding twelve months; and (2) HAS been subject to the filing requirements for at least the past 90 days.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [ X ].

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Item 7 is hereby amended and restated in its entirety as follows:

OVERVIEW

         General. The following table sets forth for the periods indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:

                                                Percentage of Total Revenues
                                                   Years Ended December 31,
                                                ----------------------------
                                                 1993       1994       1995
                                                 ----       ----       ----
Sale of houses and condominiums                  92.7%      91.8%      89.3%
Sale of land                                      0.8        1.6        2.0
Other operating revenues                          3.4        2.8        3.7
Interest, rentals and other income                3.1        3.6        4.8
Gain on sale of property and land held for
 investment, net                                  -          0.2        0.2
Selling, general and administrative expenses     15.1       13.6       18.9
Net income (loss)                                 2.5        3.4      (14.3)

         Backlog. The following table sets forth the Company's backlog at December 31, 1993, 1994 and 1995.

December 31,                     Number of Units        Aggregate Dollar Value
-----------                      ---------------        ----------------------
1993                                   257                    $39,355,000
1994                                   143                    $29,348,000
1995                                   193                    $35,349,000

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

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         The Company's revenues from home sales decreased $36.7 million (or 33.3%) during the calendar year 1995 as compared to the same period in 1994.
The Company delivered 433 homes in 1995 compared to 775 in 1994, with an increase of 19.3% in the average selling price of homes delivered (from
$142,100 to $169,500). The increase in the average selling price per home is primarily the result of the Company's entry into an upscale condominium community where the average selling price is $565,000 and a single family home community where the average selling price is $272,000. The decrease in home sales is believed to be the result of resistance to higher home prices that were precipitated by increases in material costs and by new building codes
requiring greater hurricane protection.   Also, resales were weak throughout the
country which negatively affected the ability of the Company's prime customers, active adults, to sell their present homes and use those funds to purchase retirement homes in Florida.

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

         Other operating revenues decreased to $3.1 million during 1995 from $3.4 million in 1994 primarily as a result of higher vacancies in the rental units project. The occupancy rate and revenues were higher in 1994 as a consequence of hurricane "Andrew".

         Interest, rentals and other income decreased to $4.0 million from $4.3 million in 1994.

         Costs relating to other operating revenues increased in 1995, notwithstanding lower revenues, due to increased maintenance and additional advertising costs needed due to the higher vacancy rate.

         In 1995, other operating revenues decreased as compared to 1994 due to a lower rate of occupancy at the Company's residential rental project. The occupancy rate and revenues were higher in 1994 as a consequence of hurricane "Andrew".

         Costs relating to other operating revenues increased in 1995, notwithstanding lower revenues, due to increased maintenance and additional advertising costs needed due to the higher vacancy rate.

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

         Item 8 is hereby amended by deleting the Consolidated Statements of Operations Table contained in the Company's 1995 Form 10-K and substituting the following table in lieu thereof:

                      ORIOLE HOMES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,


                                                            1995            1994             1993
                                                       ------------     ------------     ------------
Revenues
   Sales of houses and condominiums                    $ 73,409,093     $110,116,572     $ 98,302,003
   Sales of land                                          1,610,441        1,959,779          891,041
   Other operating revenues                               3,070,455        3,365,024        3,600,196
   Gain on sales of property and land held for
     investment, net                                        173,619          202,374           42,258
   Interest, rentals and other income (Note O)            3,972,662        4,333,548        3,260,305
                                                       ------------     ------------     ------------
                                                         82,236,270      119,977,297      106,095,803
                                                       ------------     ------------     ------------

Costs and expenses
   Cost of houses and condominiums sold                  62,232,488       91,778,577       80,682,884
   Non-recurring write-down of inventory (Note C)        13,917,025               -                -
   Cost of land sold                                      1,384,516        1,726,119          772,020
   Costs relating to other operating revenues             3,180,214        2,804,767        2,517,756
   Selling, general and administrative
     expenses                                            15,532,512       16,313,685       16,001,923
   Interest costs incurred                               10,653,413       10,430,616       10,154,739
   Interest capitalized (deduct)                         (9,898,999)      (9,736,452)      (9,997,908)
                                                       ------------     ------------     ------------
                                                         97,001,169      113,317,312      100,131,414
                                                       ------------     ------------     ------------

Income (loss) before provision for (benefit
  from) income taxes and extraordinary
  charge                                                (14,764,899)       6,659,985        5,964,389

Provision for (benefit from) income taxes
  (Note I)                                               (3,003,335)       2,523,065        2,324,023
                                                       ------------     ------------     ------------

               Income (loss) before extra-
                 ordinary charge                        (11,761,564)       4,136,920        3,640,366

Extraordinary charge - loss on early retire-
  ment of debt, net of income taxes                              -                -          (999,288)
                                                      -------------     ------------     ------------
               Net income (loss)                      $ (11,761,564)    $  4,136,920     $  2,641,078
                                                      =============     ============     ============

Net income (loss) per common share before
  extraordinary charge                                $       (2.54)    $        .89     $        .79

Extraordinary charge                                             -                -              (.22)
                                                      -------------     ------------     ------------

Net income (loss) per Class A and Class B
  common share                                        $       (2.54)    $        .89     $        .57
                                                      =============     ============     ============



                The accompanying notes are an integral part of these statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report to be Signed on its behalf by the undersigned, thereunto duly authorized.

                                            ORIOLE HOMES CORP.


DATE             11-7-96                    s/ R.D. Levy
    ------------------------------          ----------------------------------
                                            R.D. Levy, Chairman of the Board
                                            Chief Executive Officer, Director


DATE             11-7-96                    s/ A. Nunez
    ------------------------------          ----------------------------------
                                            A. Nunez, Senior Vice President,
                                            Treasurer, Chief Financial Officer,
                                            Chief Accounting Officer, Director



    Pursuant to the requirements of the Securities Exchange Act of 1934 this Amendment to the Annual Report has also been signed by the following persons on behalf of the Registrant in the capacities indicated.


                        MEMBER OF THE BOARD OF DIRECTORS

DATE             11-7-96                    s/ Harry A. Levy
    ----------------------                  ----------------------------------
                                            Harry A. Levy, Director

DATE             11-7-96                    s/ E. E. Hubshman
    ----------------------                  ----------------------------------
                                            E.E. Hubshman, Director

DATE             11-7-96                    s/Mark A. Levy
    ----------------------                  ----------------------------------
                                            Mark A. Levy, Director

DATE             11-7-96                    s/ Eugene H. Berns
    ----------------------                  ----------------------------------
                                            Eugene H. Berns, Director

DATE             11-7-96                    s/ Donald C. McClosky
    ----------------------                  ----------------------------------
                                            Donald C. McClosky, Director

DATE             11-7-96                    s/ Paul R. Lehrer
    ----------------------                  ----------------------------------
                                            Paul R. Lehrer, Director