Form 10-Q
period 1996-09-30
ORIOLE HOMES CORP
filed 1996-11-12
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    Form 10Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  September 30, 1996    Commission File No. 1-6963

                              ORIOLE HOMES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                     59-1228702
-------------------------------              ----------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification No.)


1690 S. Congress Ave., Suite 200 Delray Beach, Fl.            33445
-------------------------------------------------- ----------------------------
(Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code: (407) 274-2000

--------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                Class                    Outstanding at September 30, 1996
-------------------------------------    ---------------------------------
Common Stock, Class A, par value $.10              1,879,849
Common Stock, Class B, par value $.10              2,745,675

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS


                                                        September 30,        December 31,
                                                            1996                1995
                                                        (Unaudited)           (Audited)
                                                     ----------------     ----------------
Cash and cash equivalents                            $      1,644,402     $      3,275,615
                                                     ----------------     ----------------
Receivables:
  Mortgage notes                                              278,104              280,562
  Due at closing                                                    -              114,700
  Income taxes                                                      -            1,660,846
                                                     ----------------     ----------------
                                                              278,104            2,056,108

Inventories:
  Land                                                     97,985,213          103,435,218
  Houses and condominiums completed or
    under construction                                     57,339,953           48,306,006
  Model houses and condominiums                             5,559,459            3,386,194
                                                     ----------------     ----------------
                                                          160,884,625          155,127,418
  Less: Estimated costs of completion
          included in inventories                          16,860,435           23,699,916
                                                     ----------------     ----------------
                                                          144,024,190          131,427,502
                                                     ----------------     ----------------
Property and equipment (at cost):
  Land                                                      7,046,759            7,168,046
  Buildings                                                20,936,315           22,283,655
  Furniture, fixtures and equipment                         5,358,407            5,445,387
                                                     ----------------     ----------------
                                                           33,341,481           34,897,088
  Less: Accumulated depreciation                           10,034,515           10,892,078
                                                     ----------------     ----------------
                                                           23,306,966           24,005,010
                                                     ----------------     ----------------
Other:
  Prepaid expenses                                          3,429,406            2,378,932
  Unamortized debt issuance costs                           1,909,819            2,098,760
  Investment in and advances to joint ventures              5,613,000            5,625,000
  Land held for investment (at cost)                        2,346,569            3,001,783
  Other assets                                              3,135,390            5,609,607
                                                     ----------------     ----------------
                                                           16,434,184           18,714,082
                                                     ----------------     ----------------
Total Assets                                         $    185,687,846     $    179,478,317
                                                     ================     ================

See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     September 30,         December 31,
                                                         1996                 1995
                                                      (Unaudited)           (Audited)
                                                    ---------------     ---------------
Liabilities:
  Line of credit                                    $    11,500,000     $     8,500,000
  Mortgage notes payable                                 12,690,043          15,041,573
  Accounts payable                                        9,289,650           7,328,804
  Customer deposits                                      11,570,787           6,072,046
  Accrued expenses and other liabilities                  6,023,370           8,393,132
  12 1/2% Senior Notes due January 15, 2003,
    net of $1,354,256 discount in 1996 and
    $1,482,687 discount in 1995                          66,359,744          66,481,313
                                                    ---------------     ---------------
  Total Liabilities                                     117,433,594         111,816,868

Shareholders' Equity:
  Class A common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 1,879,849
      in 1996 and 1,891,249 in 1995                         187,985             189,125
  Class B common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 2,745,675
      in 1996 and 2,734,275 in 1995                         274,568             273,428
  Additional paid-in capital                             19,267,327          19,267,327
  Retained earnings                                      48,524,372          47,931,569
                                                    ---------------     ---------------
  Total Shareholders' Equity                             68,254,252          67,661,449
                                                    ---------------     ---------------
Total Liabilities and Shareholders' Equity          $   185,687,846     $   179,478,317
                                                    ===============     ===============



See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                                  Nine Months Ended                Three Months Ended
                                                                   September 30,                     September 30,
                                                       ---------------------------------   -------------------------------
                                                             1996               1995             1996             1995
                                                       ---------------    --------------   --------------   --------------
Revenues:
     Sale of houses and condominiums                   $    62,107,681    $   49,032,659   $   21,702,274   $   21,603,572
     Sale of land                                            1,634,356         1,316,329           12,000           21,100
     Other operating revenues                                2,398,508         2,315,089          806,459          763,645
     Interest, rentals and other income                      2,884,309         2,902,818          994,255          943,684
     Gain on sale of property and
           land held for investment, net                     2,329,426           144,142        1,662,302           29,690
                                                       ---------------    --------------   --------------   --------------
                                                            71,354,280        55,711,037       25,177,290       23,361,691
                                                       ---------------    --------------   --------------   --------------
Costs and Expenses:
     Cost of houses and condominiums sold                   53,485,976        41,538,240       19,295,657       17,712,326
     Cost of land sold                                       1,691,998         1,129,854            8,928           19,762
     Costs relating to other operating revenues              2,251,531         2,294,850          749,302          782,614
     Selling, general and administrative expenses           12,459,815        11,075,540        3,920,049        4,012,108
     Interest costs incurred                                 8,366,544         7,899,547        2,690,646        2,749,522
     Interest capitalized (deduct)                          (7,851,753)       (7,313,929)      (2,522,318)      (2,573,387)
                                                       ---------------    --------------   --------------   --------------
                                                            70,404,111        56,624,102       24,142,264       22,702,945
                                                       ---------------    --------------   --------------   --------------
Income (loss) before provision for (benefit from)
     income taxes                                              950,169          (913,065)       1,035,026          658,746

Provision for (benefit from) income taxes                      357,366          (343,722)         389,298          247,885
                                                       ---------------    --------------   --------------   --------------
Net Income (Loss)                                      $       592,803    $     (569,343)  $      645,728   $      410,861
                                                       ===============    ==============   ==============   ==============
Earnings per Class A and Class B Common Share:
     Net Income (Loss)                                 $          0.13    $        (0.12)   $         0.14   $         0.09
                                                       ===============    ==============   ==============   ==============
Average Number of Class A and Class B
     Common Shares Outstanding                               4,625,524         4,625,524        4,625,524        4,625,524
                                                       ===============    ==============   ==============   ==============
Dividends per Class A Common Share                     $             -    $            -   $            -   $            -
                                                       ===============    ==============   ==============   ==============
Dividends per Class B Common Share                     $             -    $            -   $            -   $            -
                                                       ===============    ==============   ==============   ==============

See notes to consolidated financial statements

                     ORIOLE HOMES CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH
                                 (Unaudited)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                    --------------------------------------
                                                                         1996                  1995
                                                                    ---------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                 $       592,803      $       (569,343)

   Adjustments to reconcile net income to net
     cash used in operating activities
    Depreciation                                                          1,014,300               926,611
    Amortization                                                            413,608               337,934
    Deferred income taxes                                                   458,375               106,095
    Gain on sale of property and equipment and other assets              (2,329,426)             (144,142)
  (Increase) decrease in operating assets
    Receivables                                                           1,778,004               914,927
    Inventories                                                         (14,932,317)          (16,012,371)
    Other assets                                                            965,368            (3,017,522)
  Increase (decrease) in operating liabilities
    Accounts payable                                                      1,960,846              (797,705)
    Customer deposits                                                     5,498,741             1,819,597
    Accrued expenses and other liabilities                               (2,369,762)           (1,228,204)
                                                                    ---------------      ----------------
      Total adjustments                                                  (7,542,263)          (17,094,780)
                                                                    ---------------      ----------------
        Net cash used in operating activities                            (6,949,460)          (17,664,123)
                                                                    ---------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Return on investment in joint venture                                      12,000             1,210,000
  Land held for investment                                                  (13,327)               (4,882)
  Capital expenditures                                                   (1,545,907)           (1,033,293)
  Proceeds from the sale of property
    and equipment and other assets                                        6,563,247               616,526
                                                                    ---------------      ----------------
        Net cash provided by investing activities                         5,016,013               788,351
                                                                    ---------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage notes                                           12,800,000               149,875
  Payment of mortgage notes                                             (15,151,530)           (2,507,229)
  Borrowings under line of credit agreements                             27,100,000            14,500,000
  Repayments under line of credit agreements                            (24,100,000)           (6,000,000)
  Repurchase of senior notes                                               (250,000)             (126,000)
  Issuance costs                                                            (96,236)              (90,331)
  Dividends paid                                                                  -              (993,409)
                                                                    ---------------      ----------------
        Net cash provided by financing activities                           302,234             4,932,906
                                                                    ---------------      ----------------
NET DECREASE IN CASH                                                     (1,631,213)          (11,942,866)

CASH AT BEGINNING OF PERIOD                                               3,275,615            14,609,489
                                                                    ---------------      ----------------
CASH AT END OF PERIOD                                               $     1,644,402      $      2,666,623
                                                                    ===============      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)                              $     2,516,832      $      2,603,664
  Income taxes                                                      $           619      $        643,049


See notes to consolidated financial statements

FORM 10Q


                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated balance sheet as of September 30, 1996, the related statements of operations and cash flows for the three and nine months ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year.

3.   Affiliated Companies.

     The Company does not have investments in affiliated companies.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

4.  Backlog of Contracts for Sales of Houses and Condominiums

                                                                    September 30, 1996              December 31, 1995
                                                                 ----------------------------   --------------------------
                                                                   Units            Amounts       Units         Amounts
                                                                 ---------     --------------   ---------   --------------
  Single-Family Homes                                                225       $   40,993,369       115     $   23,225,708
  Multi-Family                                                       168           23,697,733        78         12,123,361
                                                                 -------       --------------   -------     --------------
  Total                                                              393       $   64,691,102       193     $   35,349,069
                                                                 =======       ==============   =======     ==============

5.  Following is a computation of earnings per share:

                                                                      Three Months Ended             Nine Months Ended
                                                                    9/30/96         9/30/95      9/30/96        9/30/95
                                                                 -------------   ------------   ----------    ------------
  Net Income (Loss)                                              $     645,728   $    410,861   $  592,803    $   (569,343)
                                                                 =============   ============   ===========   ============
  Weighted average number of
    common shares outstanding                                        4,625,524      4,625,524    4,625,524       4,625,524
                                                                 =============   ============   ===========   ============
  Earnings (loss) per share                                      $         .14   $        .09   $      .13    $       (.12)
                                                                 =============   ============   ===========   ============

6.  Credit commitments

On January 13, 1993, the Company issued its 12 1/2% Senior Notes ("Notes"), due January 15, 2003. The Notes have a face value of $70,000,000 and were issued at a discount of $1,930,600. The Notes are senior unsecured obligations of the Company subject to redemption at the Company's option on or after January 15, 1995, at 105% of the principal amount of thereafter at prices declining annually to 100% of the principal amount on or after January 15, 2001.

The indenture under which the Notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002.

The indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, repurchases or issuances of capital stock or subordinated indebtedness.

On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. This agreement was amended August 23, 1995 to increase the line of credit to $15,000,000 and January 12, 1996 to increase the line of credit to $20,000,000. As of September 30, 1996, the outstanding loan balance was $11,500,000.

                                                             GRANT THORNTON



Board of Directors
Oriole Homes Corp.



We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.







Grant Thornton
Miami, Florida
November 5, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's revenues from home sales remained at the same level during the third quarter of 1996 as compared to the same period in 1995. The Company delivered 127 homes in the 1996 quarter compared to 98 homes in the same period of 1995. The average selling price of homes delivered decreased 22.5% (from $220,445 to $170,884) due to the absence in the third quarter of 1996, of units closed in an upscale condominium project completed early in 1996. The Company entered into 146 new contracts with an aggregate value of $24.3 million in the third quarter of 1996 compared to 113 new contracts with an aggregate dollar value of $19.0 million in the 1995 period.

     Interest, rentals and other income remained at the same level in the third quarter of 1996 when compared to the same period of 1995.

     During the 1996 third quarter Gain on Sale of Property reflects the closing of two nonresidential properties in West Boca Raton.

     Cost of Home Sales increased to $19.3 million in the third quarter of 1996 from $17.7 million in the same period of 1995 related to a larger volume of sale of houses and condominiums. As a percentage of home sales, cost of homes sold increased to 88.9% from 82.0%. Gross margins during the third quarter of 1996 were adversely affected by rising construction costs, amortization of previously capitalized interest, and the Company's effort to spur sales of its older inventory by lowering prices on these housing units.

     Selling, general and administrative expenses decreased to $3.9 million in 1996 from $4.0 million in 1995, and as a percentage of total revenues, decreased to 15.6% in the third quarter of 1996 as compared to 17.2% in the same period of 1995.

     Net income in the third quarter of 1996 amounted to $0.6 million ($0.14 per share) as compared to $0.4 million ($0.09 per share) for the same period of 1995, but net results for the third quarter of 1996 would have shown a loss of $391,050 ($0.08 per share) but for a net profit of $1,036,778 ($0.22 per share) resulting from the sale of nonresidential properties located in West Boca Raton.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's revenues from home sales increased 26.7% to $62.1 million in the nine month period of 1996 as compared to $49.0 million in the same period of 1995. The company delivered 350 units in the first nine months of 1996 as compared to 280 units in 1995. The average selling price of homes delivered increased to $177,451 from $175,117. The Company entered into 550 new contracts with an aggregate value of $91.4 million during the 1996 nine month period compared to 377 new contracts with an aggregate value of $62.1 million in the 1995 period.

     Other operating revenues increased from $2.3 million in 1995 to $2.4 million in 1996. Interest, rentals and other income remains at the same level in 1996 when compared to the same period of 1995.

     Gain on Sale of Property and land held for investment increased to $2.3 million in 1996 from $0.1 million in 1995, reflecting the gross profit of $1.7 million resulting from the sale of nonresidential properties located in West Boca Raton and $0.5 million from the sale of recreation leases.

     Cost of Sales increased from $41.5 million in 1995 to $53.5 million in 1996 related to a larger volume of sale of houses and condominiums. As a percentage of home sales, cost of sales increased from 84.7% in 1995 to 86.1% in 1996 mainly due to rising construction costs, amortization of previously capitalized interest and the Company's effort to spur sales of its older inventory by lowering prices.

     Selling, general and administrative expenses increased from $11.1 million in 1995 to $12.5 million in 1996, but as a percentage of total revenues decreased from 19.9% in 1995 to 17.5% in 1996.

     Net income for the first nine months of 1996 reflected a profit of $0.6 million ($0.13 per share) as compared to a loss of $0.6 million ($0.12 per share) in 1995. Net income for the 1996 period included $1.5 million ($0.31 per share) from the sale of nonresidential properties and recreation leases.
If these sales were excluded, the operating results for the nine months of 1996 would have reflected a loss of $0.9 million ($0.18 per share).

     The dollar amount of the company's backlog which reflects new sales contracts that have yet to close increased 52% to $64,691,102 (representing 393 units) as of September 30, 1996 from $42,435,043 (representing 240 units) as of September 30, 1995. The average per unit value of the Company's backlog now stands at $164,608, representing a decrease of 7% over $176,813 reported at the end of the 1995 third quarter.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs from funds generated through operations, borrowings and the issuance of common stock.

     As of September 30, 1996, the Company has outstanding borrowings of approximately $90.5 million, including $66.4 million in Senior Notes due 2003. It had available cash and short term investments of approximately $1.7 million. At September 30, 1996, the Company also had available funds of approximately $8.5 million pursuant to available but unused credit facilities. The Company believes that the funds generated from operations and its borrowing availability under credit facilities will be sufficient to fund the Company's foreseeable working requirements, with the possible exception of land acquisitions.

     As of September 30, 1996, the Company has invested $5,613,000 in two Joint Ventures with a reputable South Florida building company. The Joint Venture Agreements provide that the Company is to receive (1) a 10% return plus $4,000 as each of 112 units are sold; (2) a 15% return plus $2,800 as each developed lot or dwelling is sold, and 5% of the gross sales price on land sales. The Company's investment and its return are guaranteed by the other Joint Venturer and by the principal shareholder of the Joint Venturer.

                                   SIGNATURES


Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ORIOLE HOMES CORP.
                                (Registrant)



Date: November 8, 1996          s/ R. D. Levy
                                ---------------------------------
                                R. D. Levy, Chairman of the Board
                                Chief Executive Officer, Director




Date: November 8, 1996          s/ A. Nunez
                                ---------------------------------
                                A. Nunez, Senior Vice President
                                Treasurer, Chief Financial Officer,
                                Chief Accounting Officer, Director

                                   EXHIBITS


               27   Financial Data Schedule (for SEC use only)