Form 10-K/A
period 1995-12-31
ORIOLE HOMES CORP
filed 1996-11-18
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        -------------------------------
                                  FORM 10-K/A-2

 Annual Report pursuant to Section 13 of The Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1995
                                 File No. 1-6963

                               ORIOLE HOMES CORP.
                               ------------------
       1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445
                                 (407) 274-2000

          Florida                                           59-1228702
------------------------------------               ----------------------------
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


     12 1/2% Senior Notes due 2003

                          -------------------------
         The Registrant (1) HAS filed all reports required to be filed by
Section 13 of the Securities Exchange Act of 1934 during the preceding twelve months; and (2) HAS been subject to the filing requirements for at least the past 90 days.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this form 10-K/A [X].

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

ITEM 8 Item 8 is hereby amended by deleting the Consolidated Statements of Operations Table contained in the Company's 1995
          Form 10-K and substituting the following table in lieu thereof:

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                   ASSETS LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   1995             1994
                                                                   ----             ----
Cash and cash equivalents                                       $  3,275,615     $ 14,609,489

Receivables
     Mortgage notes (Note B)                                         280,562        1,098,688
     Due at closing                                                  114,700          167,609
     Income taxes (Note I)                                         1,660,846             --
                                                                ------------     ------------

                                                                   2,056,108        1,266,297
                                                                ------------     ------------

Inventories (Notes A and C)

     Land                                                        103,435,218      112,721,638
     Houses and condominiums completed or under
       construction                                               48,306,006       40,497,339
     Model houses and condominiums                                 3,386,194        2,199,908
                                                                ------------     ------------

                                                                 155,127,418      155,418,885
     Less estimated costs of completion included
       in inventories                                             23,699,916       28,592,120
                                                                ------------     ------------

                                                                 131,427,502      126,826,765
                                                                ------------     ------------

Property and equipment (at cost) (Notes A, H and O)
     Land                                                          7,168,046        7,170,113
     Buildings                                                    22,283,655       22,473,045
     Furniture, fixtures and equipment                             5,445,387        5,432,784
                                                                ------------     ------------
                                                                  34,897,088       35,075,942
     Less accumulated depreciation                                10,892,078       10,447,207
                                                                ------------     ------------

                                                                  24,005,010       24,628,735
                                                                ------------     ------------

Other
     Prepaid expenses                                              2,378,932        1,990,535
     Unamortized debt issuance costs                               2,098,760        2,277,529
     Investment in and advances to joint ventures (Note E)         5,625,000        7,000,000
     Land held for investment (at cost)                            3,001,783        2,996,901
     Deferred income taxes (Note I)                                  458,375             --
     Other assets                                                  5,151,232        3,061,755
                                                                ------------     ------------

                                                                  18,714,082       17,326,720
                                                                ------------     ------------

               Total assets                                     $179,478,317     $184,658,006
                                                                ============     ============


The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       1995            1994
                                                                       ----            ----
Liabilities
     Line of credit (Note G)                                    $  8,500,000     $          -
     Mortgage notes payable (Note H)                              15,041,573       17,419,250
     Accounts payable                                              7,328,804        6,464,417
     Dividends payable                                                  --            993,409
     Customer deposits (Note J)                                    6,072,046        4,975,199
     Accrued expenses and other liabilities (Note K)               8,393,132        7,820,330
     Deferred income taxes (Note I)                                     --          1,104,706
     Senior notes (Note L)                                        66,481,313       66,457,682
                                                                ------------     ------------

            Total liabilities                                    111,816,868      105,234,993
                                                                ------------     ------------



Shareholders' equity (Notes L, M and N)
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares
         Issued - 1,891,249 in 1995 and
         1,893,349 in 1994                                           189,125          189,335
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares
         Issued - 2,734,275 in 1995 and
         2,732,175 in 1994                                           273,428          273,218


     Additional paid-in capital                                   19,267,327       19,267,327

     Retained earnings                                            47,931,569       59,693,133
                                                                ------------     ------------

             Total shareholders equity                            67,661,449       79,423,013
                                                                ------------     ------------

             Total liabilities and shareholders' equity         $179,478,317     $184,658,006
                                                                ============     ============

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                                 1995                  1994                  1993
                                                          -----------------     -----------------     ------------------
Revenues
    Sales of houses and condominiums                      $  73,409,093         $ 110,116,572        $  98,302,003
    Sales of land                                             1,610,441             1,959,779              891,041
    Other operating revenues                                  3,070,455             3,365,024            3,600,196
    Gain on sales of property and land held for
      investment, net                                           173,619               202,374               42,258
    Interest, rentals and other income (Note O)               3,972,662             4,333,548            3,260,305
                                                          -------------         -------------        -------------

                                                             82,236,270           119,977,297          106,095,803
                                                          -------------         -------------        -------------

Costs and expenses
    Cost of houses and condominiums sold                     62,232,488            91,778,577           80,682,884
    Non-recurring write-down of inventory (Note C)           13,917,025                  --                   --
    Cost of land sold                                         1,384,516             1,726,119              772,020
    Costs relating to other operating revenues                3,180,214             2,804,767            2,517,756
    Selling, general and administrative
      expenses                                               15,532,512            16,313,685           16,001,923
    Interest costs incurred                                  10,653,413            10,430,616           10,154,739
    Interest capitalized (deduct)                            (9,898,999)           (9,736,452)          (9,997,908)
                                                          -------------         -------------        -------------

                                                             97,001,169           113,317,312          100,131,414
                                                          -------------         -------------        -------------

Income (loss) before provision for (benefit
  from) income taxes and extraordinary
  charge                                                    (14,764,899)            6,659,985            5,964,389

Provision for (benefit from) income taxes
  (Note I)                                                   (3,003,335)            2,523,065            2,324,023
                                                          -------------         -------------        -------------

                Income (loss) before extra-
                  ordinary charge                           (11,761,564)            4,136,920            3,640,366

Extraordinary charge - loss on early retire-
  ment of debt, net of income taxes                                --                    --               (999,288)
                                                          -------------         -------------        -------------

                Net income (loss)                         $ (11,761,564)        $   4,136,920        $   2,641,078
                                                          =============         =============        =============

Net income (loss) per common share before
  extraordinary charge                                    $       (2.54)        $         .89        $         .79

Extraordinary charge                                               --                    --                   (.22)
                                                          -------------         -------------        -------------

Net income (loss) per Class A and Class B
  common share                                            $       (2.54)        $         .89        $         .57
                                                          =============         =============        =============



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                     1995                 1994              1993
                                                                     ----                 ----              ----
Increase (decrease) in cash

Cash flows from operating activities
     Net income (loss)                                          $ (11,761,564)       $   4,136,920        $   2,641,078
     Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities
         Depreciation                                               1,258,516            1,234,118            1,265,836
         Amortization                                                 437,006              474,897              333,062
         Deferred income taxes                                     (1,563,081)             382,344              (11,748)
         Gain on sales of  property and equipment and
           other assets                                              (173,619)            (202,374)             (42,258)
         Loss on early retirement of debt                                --                   --              1,602,194
     Changes in assets and liabilities
         (Increase) decrease in receivables                          (789,811)             356,362              250,624
         (Increase) decrease in inventories                        (4,596,546)           1,575,418          (10,058,507)
         (Increase) in other assets                                (2,477,874)          (2,512,938)            (650,765)
         Increase (decrease) in accounts payable                      864,387              (43,474)           1,256,048
         Increase (decrease) in customer deposits                   1,096,847           (1,116,371)           1,110,379
         Increase (decrease) in accrued expenses
           and other liabilities                                      572,802             (113,292)           3,773,250
                                                                -------------        -------------        -------------
                  Total adjustments                                (5,371,373)              34,690           (1,171,885)
                                                                -------------        -------------        -------------

                  Net cash (used in) provided by
                    operating activities                          (17,132,937)           4,171,610            1,469,193
                                                                -------------        -------------        -------------

Cash flows from investing activities
     Return of (investment in) joint ventures                       1,375,000           (3,500,000)          (3,500,000)
     Land held for investment                                          (4,882)            (205,451)                --
     Capital expenditures                                          (1,212,533)            (702,466)            (416,120)
     Proceeds from sales of property and equipment                    747,170              780,966              152,771
                                                                -------------        -------------        -------------
                  Net cash provided by (used in) investing
                    activities                                        904,755           (3,626,951)          (3,763,349)
                                                                -------------        -------------        -------------

Cash flows from financing activities
     Proceeds from mortgage notes                                     345,508            3,444,962                 --
     Payment of mortgage notes                                     (2,723,185)            (425,191)                (160)
     Borrowings under line of credit agreement                     20,500,000            9,500,000              196,317
     Repayments under line of credit agreement                    (12,000,000)          (9,596,317)         (13,100,000)
     Payment of term loan                                                --                   --            (22,000,000)
     Repurchase of debentures                                            --                   --            (18,563,000)
     Proceeds from issuance of 12 1/2% senior notes                      --                   --             68,069,400
     Repurchase of senior notes                                      (126,000)          (1,910,000)                --
     Issuance costs                                                  (108,606)             (75,000)          (2,681,514)
     Dividends paid                                                  (993,409)          (1,524,156)          (1,918,458)
                                                                -------------        -------------        -------------
                  Net cash provided by (used in) financing
                    activities                                      4,894,308             (585,702)          10,002,585
                                                                -------------        -------------        -------------

Net (decrease) increase in cash                                   (11,333,874)             (41,043)           7,708,429

Cash and cash equivalents at beginning of year                     14,609,489           14,650,532            6,942,103
                                                                -------------        -------------        -------------

Cash and cash equivalents at end of year                        $   3,275,615        $  14,609,489        $  14,650,532
                                                                =============        =============        =============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest (net of amount capitalized)                       $     610,777        $     624,828        $        --
     Income taxes                                               $     643,049        $   3,268,315        $   1,501,243


The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                            Common Stock
                                    --------------------------------------------------------------
                                            Class A                              Class B                 Additional
                                    --------------------------          --------------------------       Paid-in         Retained
                                    Shares              Amount            Shares         Amount          Capital         Earnings
                                    ------              ------          --------         ------          -------         --------
Balance at January 1,1993           1,895,564       $    189,557        2,729,960     $    272,996     $ 19,267,327    $ 57,351,158

Net income for 1993                      --                 --               --               --               --         2,641,078

Stock conversion                          (15)                (2)              15                2             --              --

Cash dividends
     Class A common stock $.55
       per share                         --                 --               --               --               --        (1,042,555)
     Class B common stock $.60
       per share                         --                 --               --               --               --        (1,637,981)
                                 ------------       ------------     ------------     ------------     ------------    ------------

Balance at December 31,1993         1,895,549            189,555        2,729,975          272,998       19,267,327      57,311,700

Net income for 1994                      --                 --               --               --               --         4,136,920

Stock conversion                       (2,200)              (220)           2,200              220             --              --

Cash dividends
     Class A common stock $.35
       per share                         --                 --               --               --               --          (663,002)
     Class B common stock $.40
       per share                         --                 --               --               --               --        (1,092,485)
                                 ------------       ------------     ------------     ------------     ------------    ------------

Balance at December 31, 1994        1,893,349            189,335        2,732,175          273,218       19,267,327      59,693,133

Net loss for 1995                        --                 --               --               --               --       (11,761,564)

Stock conversion                       (2,100)              (210)           2,100              210             --              --
                                 ------------       ------------     ------------     ------------     ------------    ------------

Balance at December 31, 1995        1,891,249       $    189,125        2,734,275     $    273,428     $ 19,267,327    $ 47,931,569
                                 ============       ============     ============     ============     ============    ============





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

NOTE E - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

     The Company entered into three joint venture agreements during 1995 and 1994. The first two joint ventures construct and sell homes. The third joint venture provides mortgage financing for the Company's home sales. The joint ventures are accounted for using the cost method. The Company's investment and advances are as follows:

                                                  1995                1994
                                            ---------------     ---------------

         Advances                           $             -     $     1,350,000
         Investment                               5,625,000           5,650,000
                                            ---------------     ---------------

                                            $     5,625,000     $     7,000,000
                                            ===============     ===============

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - MORTGAGE SUBSIDIARY

     South Florida Residential Mortgage Company (SFRMC), a wholly-owned subsidiary of the Company, provides mortgage financing services. Summarized financial information for SFRMC is as follows:

                                                                     1995            1994
                                                                ------------     ------------
Assets
     First mortgage notes receivable                            $          -     $    513,465
     Other assets                                                     43,058           20,645
     Due from parent company                                         848,940          414,875
                                                                ------------     ------------

             Total assets                                       $    891,998     $    948,985
                                                                ============     ============

Liabilities and shareholder's equity
     Other liabilities                                          $      6,735     $     29,787
     Shareholder's equity                                            885,263          919,198
                                                                ------------     ------------
             Total liabilities and shareholder's
               equity                                           $    891,998     $    948,985
                                                                ============     ============

Revenues                                                        $     50,138     $    293,734
Expenses                                                             104,547          264,720
                                                                ------------     ------------
             Income (loss) before provision
               for (benefit from) income taxes                       (54,409)          29,014

Provision for (benefit from) income taxes                            (20,474)          10,918
                                                                ------------     ------------

             Net income (loss)                                  $    (33,935)    $     18,096
                                                                ============     ============

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


                                                                     (continued)

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - LINE OF CREDIT - Continued

     Average interest rates and balances outstanding, for revolving lines of credit payable to banks, based on a weighted average are as follows:

                                                      1995              1994               1993
                                                 ------------       -------------      -------------
Daily average outstanding
  borrowings                                  $      7,045,000    $     1,805,944     $     2,962,230

Average interest rate during the
  period                                                  8.2%               8.6%                6.2%

Interest rate at the end
  of the period                                          10.0%              10.0%                7.5%

Maximum outstanding during the
  year                                        $     12,500,000    $     7,010,000     $    35,000,000



NOTE H - MORTGAGE NOTES PAYABLE

Mortgage notes payable at December 31, 1995 and 1994, are summarized as follows:

                                                              1995           1994
                                                         -----------      ----------
Mortgage note, interest at 8.875%, requires
monthly interest payments of $51,031 with
principal balance due on February 1, 1996;
collateralized by land, buildings and
equipment (1)                                            $6,900,000       $6,900,000

Mortgage note, interest at 9.2%, requires
monthly payments of $63,965 including
interest, matures on February 1, 1996;
collateralized by land, buildings, equipment
and rents (1)                                             7,446,065        7,499,304

Mortgage note, interest at 10%, requires
monthly payments of $25,766, including
interest, matured on July 1, 1995;
collateralized by land                                         --          2,669,946




                                                                     (continued)

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - MORTGAGE NOTES PAYABLE - Continued

                                                                    1995              1994
                                                                ------------     ------------
Mortgage note, interest at prime plus
3.25%, requires interest with principal
payments as land is sold, matures
May 31, 1996; collateralized by land                            $    695,508     $    350,000
                                                                ------------     ------------

                                                                $ 15,041,573     $ 17,419,250
                                                                ============     ============

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

NOTE I - INCOME TAXES

     Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which give rise to significant deferred tax assets (liabilities) follow:

                                                                     1995             1994
                                                                ------------     -------------
State net operating loss carryforward                           $    310,986     $       --
Inventory write-down adjustment                                    5,232,802             --
Warranties on houses and condominiums                                770,245          925,592
Percentage of completion                                             174,878          342,490
Uniform cost capitalization                                          184,757          178,463
                                                                ------------     ------------

             Total deferred tax assets, before
               valuation allowance                                 6,673,668        1,446,545

Less:  valuation allowance                                         2,706,144             --
                                                                ------------     ------------

             Total deferred tax assets, net of
               valuation allowance                                 3,967,524        1,446,545
                                                                ------------     ------------

Installment sales                                                       --            (13,990)
Deferred expenses                                                 (3,333,765)      (2,315,641)
Accelerated depreciation                                            (175,384)        (221,620)
                                                                ------------     ------------

             Total deferred tax liabilities                       (3,509,149)      (2,551,251)
                                                                ------------     ------------

             Net deferred tax asset (liability)                 $    458,375     $ (1,104,706)
                                                                ============     ============




                                                                     (continued)

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - INCOME TAXES - Continued

     The Company files consolidated income tax returns. The components of the provision for (benefit from) income taxes are as follows:

                                                                    Current            Deferred              Total
                                                                    -------            --------              -----
Year Ended December 31, 1995,
     Federal                                                    $  (1,440,254)       $  (1,582,344)       $  (3,022,598)
     State                                                               --                 19,263               19,263
                                                                -------------        -------------        -------------

                                                                $  (1,440,254)       $  (1,563,081)       $  (3,003,335)
                                                                =============        =============        =============

Year Ended December 31, 1994,
     Federal                                                    $   1,848,612        $     305,537        $   2,154,149
     State                                                            292,109               76,807              368,916
                                                                -------------        -------------        -------------

                                                                $   2,140,721        $     382,344        $   2,523,065
                                                                =============        =============        =============

Year Ended December 31, 1993,
     Federal                                                    $   1,478,474        $      (3,500)       $   1,474,974
     State                                                            254,391               (8,248)             246,143
                                                                -------------        -------------        -------------

                                                                $   1,732,865        $     (11,748)       $   1,721,117
                                                                =============        =============        =============

     The reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                    1995                 1994                   1993
                                                              ----------------       -------------        -------------
Provision for (benefit from) taxes
  at statutory rates (34%)                                      $  (5,020,066)       $   2,264,395        $   1,483,147

State income taxes, net of federal
  tax benefit                                                        (811,999)             241,644              158,193

Other                                                                 122,586               17,026               79,777
                                                                -------------        -------------        -------------
         Tax expense (benefit), before
           valuation allowance                                     (5,709,479)           2,523,065            1,721,117

Valuation allowance                                                 2,706,144                 --                   --
                                                                -------------        -------------        -------------

         Net tax expense (benefit)                              $  (3,003,335)       $   2,523,065        $   1,721,117
                                                                =============        =============        =============

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

     Deferred income tax provision results from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences are as follows:

                                                                                  Years ended December 31,
                                                                -------------------------------------------------------
                                                                      1995                1994                1993
                                                                -------------        -------------        -------------
Net effect of inventory write-down
adjustment                                                      $  (5,232,802)       $        --          $        --

Net effect of development and other
costs                                                               1,018,124              589,052              (80,256)

Net profit realized, applicable to sales
reported on the installment basis for
tax purposes                                                          (13,990)             (14,165)             (10,938)

Net of State net operating loss carry-
forward                                                              (310,986)                --                   --

Net effect of (increase) decrease in
reserve for warranties on houses and
condominiums                                                          155,347              (73,756)            (156,920)

Net effect of uniform cost capitalization
and percentage of completion                                          161,318              (61,254)             218,765

Net effect of depreciation                                            (46,236)             (57,533)              17,601
                                                                -------------        -------------        -------------

                                                                   (4,269,225)             382,344              (11,748)

Less:  valuation allowance                                          2,706,144                 --                   --
                                                                -------------        -------------        -------------

                                                                $  (1,563,081)       $     382,344        $     (11,748)
                                                                =============        =============        =============

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

NOTE K - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities include the following:

                                                                     1995             1994
                                                                ------------     -------------
Accrued interest                                                $  3,893,771     $  3,899,765
Reserve for warranties on houses and
  condominiums                                                     1,983,202        2,419,218
Accrued real estate and property taxes                             1,648,948           11,756
Income taxes payable                                                    --            296,904
Other accrued liabilities                                            867,211        1,192,687
                                                                ------------     ------------

                                                                $  8,393,132     $  7,820,330
                                                                ============     ============


NOTE L - SENIOR NOTES

     Senior Notes are comprised as follows:

                                                                    1995              1994
                                                                ------------     ------------
12 1/2% senior notes due January 15,
  2003 with an effective interest rate of
  13.02%                                                        $ 70,000,000     $ 70,000,000
Repurchase of senior notes to be
  used as part of sinking fund                                    (2,036,000)      (1,910,000)
Unamortized discount                                              (1,482,687)      (1,632,318)
                                                                ------------     ------------

                                                                $ 66,481,313     $ 66,457,682
                                                                ============     ============


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


                                                                                 1994  Stock
                                                                                 Option Plan
                                                                       1994         for
                                                                       Stock     Nonemployee
                                                                   Option Plan    Directors
                                                                   -----------    ---------
Granted                                                                 --              3,600(2)
Exercised                                                               --               --
Forfeited                                                               --               --
                                                                ------------     ------------
Outstanding 12/31/94                                                    --              3,600

Granted                                                               38,000(1)         3,600(3)
Exercised                                                               --               --
Forfeited                                                               --               --
                                                                ------------     ------------

Outstanding 12/31/95                                                  38,000            7,200
                                                                ============     ============

1)  Exercise price                                              $      6.875             --
2)  Exercise price                                              $       8.62             --
3)  Exercise price                                              $       7.50             --


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

     The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 1995 and 1994:

                                                                   1995               1994
                                                                ------------        -----------
Land                                                            $  7,168,046     $  7,170,113
Buildings                                                         22,283,655       22,473,045
Furniture, fixtures and
  equipment                                                          965,277          986,134
                                                                ------------     ------------
                                                                  30,416,978       30,629,292
Less accumulated depreciation                                      7,216,168        6,697,665
                                                                ------------     ------------

                                                                $ 23,200,810     $ 23,931,627
                                                                ============     ============

     The following is a schedule of approximate future minimum rental income required under these leases as of December 31, 1995:

      1996         $ 2,368,000
      1997             638,000
      1998             638,000
      1999             638,000
      2000             638,000
      Thereafter    54,007,000
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - LEASING ARRANGEMENTS - Continued

     Offices and Warehouse

     The Company leases its offices and warehouse under lease agreements extending through 1997, with options to renew for up to five years, accounted for as operating leases. The following is a schedule, by years, of the approximate future minimum rental payments as of December 31, 1995:

                1996                      $       167,000
                1997                              135,000
                                          ---------------

                                          $       302,000
                                          ===============

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

     The estimated fair values of the Corporation's financial instruments, at December 31, where the carrying value does not approximate fair value, are as follows:

                                              1995                                    1994
                               -----------------------------------     -----------------------------------
                                  Carrying            Estimated           Carrying           Estimated
                                   Amount            Fair Value            Amount           Fair Value
                               --------------      ---------------     --------------    -----------------
         Senior notes          $     66,481,313    $    55,730,000     $    66,457,682    $     59,919,000

NOTE R - CONTINGENCIES

     The Company is involved, from time to time, in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

                                 GRANT THORNTON




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



S/ GRANT THORNTON, LLP

Miami, Florida
February 16, 1996 (except for Note H, as to which the date is February 20, 1996)

                                   SIGNATURES





Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     ORIOLE HOMES CORP.





Date:    11-14-96                          s/ R. D. Levy
----------------------------------         --------------------------------
                                           R. D. Levy, Chairman of the Board
                                           Chief Executive Officer, Director


Date:    11-14-96                          s/ A. Nunez
----------------------------------         --------------------------------
                                           A. Nunez, Senior Vice President
                                           Treasurer, Chief Financial Officer,
                                           Chief Accounting Officer, Director