Form 10-K405
period 1996-12-31
ORIOLE HOMES CORP
filed 1997-03-31
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

   Annual Report pursuant to Section 13 of The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996
                                 File No. 1-6963

                               ORIOLE HOMES CORP.
       ------------------------------------------------------------------
       1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445
                                 (561) 274-2000




           Florida                                         59-1228702
  ------------------------                           ---------------------
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


                                   ----------

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

         As of March 17, 1997, the Company had outstanding 1,874,949 shares of its Class A Common Stock and 2,750,575 shares of its Class B Common Stock.

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $24,173,243 as of March 17, 1997.

         Part II is partially incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, and Part III is incorporated by reference from the Registrant's Proxy statement for the 1997 Annual Meeting.

                                     PART I


ITEMS 1 AND 2   BUSINESS AND PROPERTIES
-------------   -----------------------

         Oriole Homes Corp. ("Oriole" or the "Company") has built and sold single-family homes, patio homes, townhouses, villas, duplexes and low- and mid-rise condominiums in planned communities in southeast Florida since 1963. During each of the last five years, Oriole was the largest builder of condominiums for active adults in Palm Beach County, both in dollar volume and number of units sold. The Company's attributes have been, (i) construction of quality homes within communities that offer a wide range of amenities, (ii) satisfied customers who provide a continual source of referrals, (iii) offering a wide selection of moderately priced housing, (iv) extensive knowledge of the southeast Florida market, (v) effective cost control policies, and (vi) a land acquisition and development strategy that permits development and construction in phases, and ensures availability of strategically located land for future development.

         The Company will continue to adhere to most of its prior attributes but will also refine and adopt new strategies as it determines appropriate to meet evolving market conditions. In this regard, the Company is now extending its geographic market into Bonita Springs (southwest Florida) and the Ocala (central Florida) area to take advantage of the accelerated growth in those communities. It is also reducing its reliance on purchasing large tracts of land and building a large variety of homes in a community. The combination of land carrying costs and a reduction in the rate of price appreciation is making it prudent to purchase property that is ready for immediate development. Going forward, the Company wil place greater emphasis on analyzing current trends and then taking advantage of opportunities in the market.

         Approximately 64 percent of Oriole's revenues are derived from sales in communities designed exclusively for active adults (age 55 and over), the fastest growing demographic segment in the United States. The Company alters its product mix to meet changes in the housing preferences of this market, which enjoys a high percentage of discretionary income. Home prices range from $117,000 to $280,000 in the Company's active adult communities. In 1996, approximately 64 percent of Oriole's sales of homes and condominiums in communities designed for active adults were cash sales. The sales prices of Oriole's residences averaged approximately $165,283 for condominiums and $177,254 for single-family homes during the year ended December 31, 1996.

         The Company was incorporated in the State of Florida in 1968 as the successor to six corporations engaged in the construction and sale of single-family homes since 1963. Unless the context otherwise requires, the terms "Company" and "Oriole" refer to Oriole Homes Corp. and its consolidated subsidiaries. The Company's principal executive offices are located at

1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445, and its telephone number is (561) 274-2000.

HOME BUILDING DATA (IN 000'S)

         The following table sets forth information concerning sales, new contracts and backlog for each of the past five years for the Company's single-family homes, patio homes, townhomes, villas, duplexes and low- and mid-rise condominiums.

                               Years Ended December 31, (Dollars in Thousands)
                               -----------------------------------------------
                              1992       1993      1994        1995      1996
                              ----       ----      ----        ----      ----
Total Sales
         Sales value       $ 89,423   $ 98,302   $110,116   $ 73,409   $100,661
         Number of homes        708        771        775        433        597

Total New Contracts
         Sales value       $ 91,216   $108,180   $100,109   $ 79,410   $110,122
         Number of homes        743        788        661        483        670

Total Backlog (1)
         Sales value       $ 29,477   $ 39,355   $ 29,348   $ 35,349   $ 44,810
         Number of homes        240        257        143        193        266


----------

(1) Backlog as of the end of the period.


         The Company expects to fill substantially all backlog, both in number of homes and dollar amount, within a twelve month period. It typically takes the Company four to eight months after receipt of a sales contract to build and deliver the completed home to the purchaser. The Company's backlog historically tends to increase between January and May. These contracts are generally with active adults who are planning their retirement and desire occupancy of their homes in the months of October through December.



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

         The development of planned communities and the construction of such amenities require financial resources unavailable to many home builders, thereby limiting the number of builders that might otherwise compete directly with the Company. The Company believes that its planned communities appeal to purchasers and permit the Company to offer its customers various housing products in one location. The Company has built over 21,500 homes in southeast Florida, and satisfied purchasers provide the Company with a continual source of referrals.

         PRODUCT DIVERSIFICATION. The Company's homes appeal to a wide variety of buyers and lifestyles. Accordingly, the Company offers a diversity of home styles and price ranges at various locations. The Company sells single-family homes, patio homes, townhomes, villas, duplexes and low- and mid-rise condominiums. Home designs are continually reviewed and refined to reflect changing tastes. Sales prices presently range from approximately $90,000 to $400,000, and the average sales price of homes delivered during 1996 was approximately $168,600. See "Communities Currently Under Development or Construction."

         FLORIDA MARKET. The Company's residential developments are all located in the State of Florida and primarily in Southeast Florida (Broward, Palm Beach and Martin Counties). The Company also has developments in Bonita Springs and the Ocala area, Florida.

         COST CONTROLS AND COMPANY POLICIES. The Company has attempted to control costs by (i) acquiring large tracts of undeveloped land and developing the land in phases, (ii) developing planned communities, which permit the Company to take advantage of certain economies of scale, (iii) generally beginning construction only when homes are under contract, and (iv) acting as general contractor and hiring subcontractors on a fixed-price or other cost-effective basis.

         The Company's general policy is not to begin construction of single-family homes prior to the execution of a sales contract, which minimizes the costs and risk of completed but unsold inventory. The Company maintains a limited inventory of completed homes for sale. There were 21 single family homes completed and unsold in inventory (not including model homes) at December 31, 1996. In many instances, the Company will begin multi-family construction (duplex, townhouse, villa and multi-story complexes) when sales contracts are in effect for a predetermined percentage of the units. As of December 31, 1996, the Company's inventory included 78 unsold completed units in multi-family projects.

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

RESIDENTIAL PROJECTS AND PRODUCT LINES

The following table summarizes information as of December 31, 1996 with respect to the Company's principal projects under development or construction during 1996.

                                                             Units Sold    Units Sold
      Name and           Year                      Total         and          and
     Location of      Development                  Units      Delivered    Delivered      Units Under     Units Under  Remaining
     Development        Started       Type        Planned     Thru 1996     in 1996     Construction(1)    Contract    Units(2)
     -----------        -------       ----        -------     ---------    ---------    ---------------    --------    --------
                                                                                                  At December 31, 1996
                                                                                        ---------------------------------------
Lakeshore at              1981         Mixed        1,160         426(3)         --            --            --         200
University Park
Miramar

Country Glen              1993         Single         300          70             43           22            30         200
Cooper City                            Family

Cypress Bend              1980         Mixed        1,583       1,551(4)           2           --            --         --
Pompano Beach

Sandpiper Landing         1995         Single         145          18             18           23            28          99
Coconut Creek                          Family

Boca Springs              1990         Single         214         214              1           --            --         --
Boca Raton                             Family

Fairway Point             1993         Active          60          59             17           --            --           1
Boca Raton                             Adult

Coral Lakes               1992         Active       1,253(6)      332            145           61            71         850
Delray Beach                           Adult

Palm Isles                1991         Active         992         888             94           12             8          96
Boynton Beach                          Adult

Majestic Isles            1994         Active         450          80             76           65            48         322
Boynton Beach                          Adult

Palm Isles West           1995         Active         235          36             36           19            17         182
Boynton Beach                          Adult



                                                             Units Sold   Units Sold
      Name and           Year                      Total        and          and
     Location of      Development                  Units     Delivered    Delivered      Units Under     Units Under  Remaining
     Development        Started       Type        Planned    Thru 1996     in 1996     Construction(1)    Contract    Units(2)
     -----------        -------       ----        -------    ---------    ----------   ---------------    --------    --------
                                                                                                 At December 31, 1996
                                                                                       ---------------------------------------

Cypress Woods            1989         Single        152           62(5)         22         --         --         --
Lake Worth                            Family

Summer Chase             1989         Active        221          129            19          7          9          83
Lake Worth                            Adult

Whispering Sound         1991         Active        230          133            40         12         12          85
Palm City/Stuart                      Adult

Sandpiper Isles          1995         Mixed         116(6)        18            17          4          4          94
Bonita Springs

Sandpiper Greens         1995         Mixed          60            4             4         --          1          55
Bonita Springs

Stonecrest               1995         Active        239(7)        63            63         23         38         138
Ocala                                 Adult




(1) Includes model units.
(2) Includes model units and potential units to be constructed.
(3) Does not include 535 rental units.
(4) Does not include 32 rental units.
(5) Does not include 90 lots sold.
(6) Reduction in original number of units planned.
(7) Includes purchase of additional land.

COMMUNITIES UNDER DEVELOPMENT OR CONSTRUCTION

         COUNTRY GLEN is a community of single-family homes located in Cooper City, Florida. The community consists of 300 units with recreational facilities and is presently under development and construction. Prices range from $230,000 to $390,000.

         SANDPIPER LANDING is a 240 acre master planned private gated community consisting of 145 3 and 4 bedroom, two-car garage residences, priced from $125,000 to $160,000, located in Coconut Creek, Florida.

         CORAL LAKES is an active adult community at Delray Beach. The community of 1,253 units features condominiums in two- and four-story buildings, villas, duplexes and a section of single-family residences with two-car garages. Prices range from $98,000 to $183,000. This community has a multi-million dollar on-site clubhouse and spa, similar to but larger than the completed facility at Palm Isles, and also feature satellite swimming pools.

         PALM ISLES is an active adult community of 992 residences at Boynton Beach. Prices in this community range from $125,000 to $135,000, and home styles include villas, duplexes, lakefront two-story condominiums and single-family residences. The community has a multi-million dollar on-site clubhouse and spa with eight tennis courts. The community also features satellite swimming pools.

         PALM ISLES WEST, an active adult community in Boynton Beach, features 235 duplexes and single-family residences priced from $123,000 to $184,000. Residents of this community will share Palm Isles' multi-million dollar clubhouse, spa, and tennis courts, plus enjoy the convenience of a satellite swimming pool and sun deck within Palm Isles West.

         MAJESTIC ISLES is an active adult community of 450 duplexes and single-family residences located in Boynton Beach. Prices range from $121,000 to $183,000. The community will feature an intimate, luxury clubhouse with swimming pool and tennis courts.

         CYPRESS WOODS is a single-family home community located in Lake Worth and consists of 152 luxury single-family homes. Prices are from $150,000 to $185,000. Recreational facilities include a private family park area with basketball, tennis courts and a play area for children. This community was sold out in 1996.

         SUMMER CHASE is a community for active adults located in Lake Worth. The community features 221 single-family residences with two-car garages. The price range is from $138,000 to $162,000. A social clubhouse is available to all residents along with tennis courts and pool.

         WHISPERING SOUND is an active adult community of 230 duplex residences located in Martin County at Palm City/Stuart. The residences range in price from $110,000 to $118,000. The community includes natural preserved areas offering backyard privacy for nearly every residence. The social clubhouse is available to all residents along with tennis courts and pool.

         SANDPIPER ISLES is a 116 home neighborhood of luxury 3 bedroom, 2 bath coach homes surrounded by lakes and preserves, priced from $185,000 and luxury 3 bedroom, 3 1/2 bath mid-rise condominiums, priced from $225,000, all with private social clubhouse, lakeside pool and gated entry, located in Bonita Springs, Florida.

         SANDPIPER GREENS is a neighborhood of sixty 3 bedroom, 2 bath garden mid-rise residences adjoining a country club with a championship 18-hole golf course, priced from $170,000 to mid $200's, located in Bonita Springs, Florida. Residents have the option of becoming members of such country club.

         ORIOLE AT STONECREST is a 239 home active adult community consisting of 2 and 3 bedroom single-family homes and villas, priced from $90,000 to $125,000, offering championship golf, social recreational clubhouse with pool, located in Marion County close to Ocala, Florida.

CONSTRUCTION

         The Company acts as the general contractor for the construction of its developments except in the Bonita Springs and Ocala projects. Company employees monitor the construction of each project, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specified phase of development pursuant to a contract that obligates the subcontractor to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding. The Company does not have any long-term contractual commitments with any of its subcontractors.

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

         At December 31, 1996, the Company employed approximately 61 people in the construction operation. Most construction materials are obtained by subcontractors and are readily available from numerous sources. The Company has not experienced any material delays in construction due to shortages of materials or labor, however, the fact that there has been a significant increase in construction activities in southeast Florida could result in the Company or its subcontractors experiencing shortages in the labor market.

MARKETING AND SALES

         The Company sells its homes through sales managers and independent commissioned salespersons, who typically work in model sales centers or from sales offices located in model homes and condominiums in the Company's communities. The Company also cooperates with independent real estate brokers. The Company trains sales personnel on the availability of financing, construction schedules, marketing and advertising plans. The Company's sales and marketing organization consists of approximately 69 Company employees and sales personnel, all of whom are licensed real estate agents in the State of Florida. The concentration of the Company's projects in southeast Florida permits the Company to engage independent commission salespersons on a long-term, rather than a project-by-project basis, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

         The Company advertises in newspapers and magazines, by direct mail and on billboards. In fiscal 1996, the Company's aggregate advertising costs were approximately $2.1 million. The Company maintains model homes and condominiums in all its communities, and management believes that these model units play a particularly important role in the Company's marketing efforts. The Company expends a significant effort in creating an attractive atmosphere at its models, where interior decorations are based upon the lifestyles of the target buyers.

COMPETITION AND MARKET FACTORS

         The business of developing and selling residential properties is highly competitive and fragmented. The Company competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some of these competing builders have nationwide operations and greater financial resources. The Company's products must also compete with resales of existing homes and condominiums and available rental housing. Management believes that the Company's primary competitive strengths have been (i) satisfied customers who provide a continual source of referrals, (ii) its ability to offer quality residences with certain customized features at a wide range of prices, (iii) the location of its communities, and (iv) its reputation for service, innovative design and value pricing.

         The Company maintains a strong position in the active adult community market in southeast Florida and has been the leading builder of condominiums in Palm Beach County in each of the last five years. The Company focuses on providing a high-quality, active lifestyle for adults.

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

CUSTOMER FINANCING

         The Company works with a number of mortgage lenders to provide home buyers with a variety of conventional mortgage financing programs. By making available a variety of attractive mortgage programs, the Company is able to better coordinate and expedite the entire sales transaction by assuring that mortgage commitments are obtained and that closings take place on a timely and efficient basis. In 1996, approximately 64 percent of Oriole's sales of homes and condominiums were cash sales.

RENTAL APARTMENTS

         The Company owns 480 rental units known as The Pier Club, in Miramar, Florida. The Company also rents an additional 55 units in other developments. The Company rents these apartments, typically under one-year leases. The Company's future plans do not presently include the construction of any additional rental communities.

JOINT VENTURES

         As of December 31, 1996, Oriole had funded $5.1 million in a joint venture with Regency Homes, Inc., a prominent builder of residential housing in South Florida. The joint venture project, funded in 1993, approved for 1,100 units known as Regency Lakes was entered into in 1994. Oriole Homes Corp. has purchased from the joint venture 145 sites for $3.3 million.

         Also as of December 31, 1996, Oriole has funded $1.4 million in a joint venture with Gordon Family Homes, Inc., a builder of luxury homes in Delray Beach, Florida. The project will contain 89 single family home and is located on Jog Road south of Linton Boulevard in Palm Beach County, Florida.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         In developing a community, the Company must obtain the approval of numerous government authorities that regulate such matters as permitted land uses, density levels, the installation of utilities such as water, drainage and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida, including Broward and Palm Beach counties, have imposed impact fees as a means of defraying the costs of providing certain governmental services to developing areas. The amount of these impact fees has increased significantly during recent years. Building codes in these counties require the use of specific construction material which increases the energy efficiency of homes. In addition, each county in which the Company is building has imposed restrictive zoning and density requirements in order to limit the number of persons who live and work within their boundaries. Counties and cities within the State of Florida have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in the areas where sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and imposition of moratoriums have not had a material adverse effect on the Company's development activities. However, there is no assurance that such restrictions will not adversely affect the Company in the future.

         The Company is also subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of the environment. Environmental laws vary greatly depending on the community's location, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, causing the Company to incur substantial compliance and other costs, and prohibit or severely restrict development. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes, or substances. The Company has not been adversely affected to date by the presence or potential presence of such materials, but there is no assurance that environmental problems will not adversely affect the Company in the future.

         Certain permits and approvals will be required to complete the communities under development and currently being planned by the Company. The ability to obtain necessary permits and approvals is often beyond the Company's control and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, and the interpretation and application of rules and regulations.

         The Florida Local Government Comprehensive Planning and Land Development Regulation Act (the "Act") provides that public facilities, including, but not limited to, sewer, solid waste, drainage, potable water, parks, roads and recreation facilities, shall be available concurrently with the impact of land development projects that would use such facilities. This requirement is known as the "concurrency" requirement. Counties and cities are required to implement concurrency by adopting local comprehensive plans and land development regulations. These plans and regulations establish the guidelines for concurrency review and the exemptions from the concurrency requirement. All of the Company's development projects in Palm Beach and Broward Counties have been found to satisfy concurrency requirements.

         The Company must also comply with regulations by federal and state authorities relating to the sale and advertising of residential real estate. In order to advertise and sell condominiums, the Company has been required to prepare registration statements or other disclosure documents and, in some cases, to file such materials with designated regulatory agencies. The Company advertises its condominium units in New York and has prepared registration statements in connection with sales in New York and in the State of Florida.

         The State of Florida requires that customer deposits be held in segregated bank accounts. As of December 31, 1996, the Company has posted bonds of $2.5 million and had entered into an escrow agreement with a bank and the State of Florida that allows the Company to use customer deposits. See Note I of Notes to Consolidated Financial Statements.

EMPLOYEES

         The Company employs approximately 218 persons, of whom approximately 46 are executive and supervisory personnel. The Company has had no major work stoppages as a result of labor disputes and believes that relations with its employees and its subcontractors are good.

CORPORATE HEADQUARTERS

         The Company rents 22,500 square feet of space in a two-story office building. The lease expires January 1, 1998. The Company has the option to renew such lease for an additional five year period. See Note N of Notes to Consolidated Financial Statements.

ITEM 3   LEGAL PROCEEDINGS

         The Company is a party to various lawsuits, all of which are of a routine nature and are incidental to the Company's present business activities. These proceedings are not material, nor would the adverse resolution thereof materially affect the business or properties of the Company.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDER

         No matters were submitted to security holders during the 4th quarter. The annual Meeting of Shareholders of the Registrant has been scheduled for May 22, 1997. The Company will file its definitive proxy material pursuant to Regulation 14, prior to April 30, 1997.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         Information required by this item is incorporated by reference to the Registrant's 1996 Annual Report to Shareholders.

ITEM 6   SELECTED FINANCIAL DATA

         Information required by this item is incorporated by reference to the Registrant's 1996 Annual Report to Shareholders.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         General. The following table sets forth for the periods indicated certain items of the Company's Consolidated Financial Statements expressed as a percentage of the Company's total revenues:

                                           Percentage of Total Revenues
                                             Years Ended December 31,
                                                                     1994              1995             1996
                                                                     ----              ----             ----
Sale of houses and condominiums                                      91.8%             89.3%            90.2%
Sale of land                                                          1.6               2.0              1.5
Other operating revenues                                              2.8               3.7              2.8
Interest, rentals and other income                                    3.6               4.8              3.4
Gain on sale of property and land held for investment, net            0.2               0.2              2.1
Selling, general and administrative expenses                         13.6              18.9             15.5
Net income (loss)                                                     3.4             (14.3)             0.1



         Backlog. The following table sets forth the Company's backlog at December 31, 1994, 1995 and 1996.



December 31,                   Number of Units            Aggregate Dollar Value
------------                   ---------------            ----------------------
1994                                 143                        $29,348,000
1995                                 193                        $35,349,000
1996                                 266                        $44,810,000


         The Company's backlog generally represents units under contract for which a full deposit has been received, any statutory rescission right has expired, and in the case of a mortgage contingency, the buyer has been qualified for a mortgage loan. The Company generally fills all backlog within twelve months. The Company estimates that the period between receipt of a sales contract and delivery of the completed home to the purchaser is four to eight months. The Company's backlog historically tends to increase between January and May. Trends in the Company's backlog are subject to change from period to period for a number of economic conditions including consumer confidence levels, interest rates and the availability of mortgages.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The Company's revenues from home sales increased $27.3 million (or 37.1%) during the calendar year 1996 as compared to the same period in 1995. The Company delivered 597 homes in 1996 compared to 433 in 1995, with a decrease of 0.5% in the average selling price of homes delivered (from $169,500 to $168,600). The number of new contracts signed (670) and the aggregate dollar value of those new contracts ($110.1 million) increased in 1996 from 483 and $79.4 million, repectively, in 1995. The average selling price of new contracts entered into in 1996 was $164,361, which was subtantially the same as 1995.

         Other operating revenues increased to $3.2 million during 1996 from $3.1 million in 1995 due to a lower vacancy rate on our rental apartments. Interest, rentals and other income decreased to $3.8 million in 1996 from $4.0 million in 1995 due to a lower return on joint venture investments.

         Cost of home sales increased to $87.6 million in 1996 from $62.2 million in 1995 primarily as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of home sales increased to 87.1% in 1996 from 85.7% in 1995 due to the absorption of higher construction costs and the impact of higher previously capitalized interest.

         It should be noted that the Company's gross margins during 1996 were adversely impacted by the decision made last year to reduce prices on certain models in order to spur sales at some of our communities. This action was undertaken following an evaluation of the marketplace in 1995 resulting in a determination that there was growing buyer resistance to the higher home prices the Company was seeking to obtain. The Company's higher prices resulted from increases in costs of building homes due to increases in material and labor costs, new building code provisions and accumulated capitalized interest on units in older subdivisions. Throughout 1996, the Company focused its efforts on promoting its reduced pricing in the marketplace and generating sales and cash flow. At the same time, the Company has sought to introduce new models that can be priced competitively and sold at a faster pace. The Company believes that through these efforts it will be able to increase cash flow, reduce interest expense and increase net income. There can be no assurance that the Company will be successful in these efforts.

         Selling, general and administrative expenses ("SG&A") increased to $17.3 million in 1996 from $15.5 million in 1995, but as a percentage of total revenues, these expenses decreased to 15.5% in 1996 from 18.9% in 1995. The Company's interest cost incurred in 1996 was $11.0 million as compared to $10.7 million the same period in 1995.

         Net income increased to $0.08 million in 1996 from a net loss of $11,761,564 in 1995. Included in these net results are non cash pre-tax writedowns of $1.7 million in 1996 and $13.9 million in 1995, pertaining to the carrying cost of certain land inventory.

         Included in net results for 1996 is a pre-tax gain of $2,355,119 on the sale of non-residential parcels of land, the sale of a Recreation Lease and the sale of a group of residential lots.

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

         The Company's backlog has increased from $29.3 million at December 31, 1994 to $35.3 million as of December 31, 1995. A decrease in interest rates in the second half of 1995 contributed to a larger number of new sales contracts received by the Company and this trend continued in early 1996 and is expected to remain through 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition, inventory balances and disposition of non-residential parcels of land. The Company has financed its working capital needs through funds generated by operations, sale of land, borrowings and the periodic issuance of common stock.

         On January 13, 1993, the Company issued $70.0 million of its 12 1/2% Senior Notes ("Notes") due January 15, 2003. The Notes are senior unsecured obligations of the Company subject to redemption, at the Company's option, on or after January 15, 1998 at 105% of the principal amount and thereafter at prices declining annually to 100% on or after January 15, 2001. The indenture under which the Notes were issued requires sinking fund payments of $17.5 million on January 15, 2001 and January 15, 2002. The indenture contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of dividends. At December 31, 1996, dividend payments were restricted and will continue to be restricted until the Company posts cumulative net income in excess of $20.5 million.

         The Company had, as of December 31, 1996, a $20.0 million revolving line of credit of which $17.3 million was available at a rate of prime plus 1.5%, which line expires on July 1, 1997. This line is secured by assets aggregating not less than 2 times the amount of the line and in addition to typical restrictions and covenants the Company must:

         a) maintain a consolidated tangible net worth of not less than $60.0 million.

         b) The issuance of additional debt is restricted by covenants in the agreement.

         The Company anticipates that it would be able to either renew its existing line of credit or obtain a new line of credit on terms satisfactory to the Company prior to the expiration of the existing line. This line can be used to finance ongoing development, construction of residential real estate and other short-term capital needs.

         The Company had outstanding an aggregate balance of approximately $12.6 million of a purchase money mortgage at an interest rate of 7.15% which is collateralized by land and buildings. Of this mortgage, $.2 million is due in 1997 and $12.4 million is payable by 2003.

INFLATION

         The Company, as well as the home building industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability and availability of permanent mortgage financing to prospective purchasers.

         Inflation also increases the Company's cost of labor and materials. The Company attempts to pass through to its customers any increases in its costs through increased selling prices. During the last three years, the Company has experienced a reduction in gross margins on the sale of homes. In some part, these reduced margins are the result of the Company being unable to raise selling prices and pass on increased construction and capitalized interest costs. There is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

ACCOUNTING METHODS

         The Company is required to apply the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangible assets. The Company was required to implement this standard in its fiscal year 1996. The implementation of SFAS 121 did not have a material effect on the Company's financial position or results of operations.

         The Company is required to apply the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting for Stock-Based Compensation." The Company is required to present additional disclosures regarding the fair value of stock options. The Company was required to implement this standard in fiscal year 1996. The implementation of SFAS
No. 123 did not have a material effect on the Company's financial position or results of operations.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,


                                     ASSETS


                                                                   1996           1995
                                                                   ----           ----
Cash and cash equivalents                                     $  2,409,376    $  3,275,615

Receivables
     Mortgage notes (Note B)                                       277,205         280,562
     Due at closing                                                   --           114,700
     Income taxes (Note H)                                       2,398,914       1,660,846
                                                              ------------    ------------

                                                                 2,676,119       2,056,108
                                                              ------------    ------------
Inventories (Notes A and C)
     Land                                                       90,105,428     103,435,218
     Houses and condominiums completed or under
       construction                                             51,080,872      48,306,006
     Model houses and condominiums                               4,776,274       3,386,194
                                                              ------------    ------------

                                                               145,962,574     155,127,418
     Less estimated costs of completion included
       in inventories                                           14,184,967      23,699,916
                                                              ------------    ------------

                                                               131,777,607     131,427,502
                                                              ------------    ------------

Property and equipment (at cost) (Notes A and N)
     Land                                                        7,046,758       7,168,046
     Buildings                                                  20,728,053      22,283,655
     Furniture, fixtures and equipment                           4,724,882       5,445,387
                                                              ------------    ------------

                                                                32,499,693      34,897,088

     Less accumulated depreciation                               9,648,463      10,892,078
                                                              ------------    ------------

                                                                22,851,230      24,005,010
                                                              ------------    ------------

Other
     Prepaid expenses                                            2,709,076       2,378,932
     Unamortized debt issuance costs                             1,810,237       2,098,760
     Investment in and advances to joint ventures (Note E)       6,531,000       5,625,000
     Land held for investment (at cost)                          2,346,772       3,001,783
     Deferred income taxes (Note H)                                   --           458,375
     Other assets                                                2,434,473       5,151,232
                                                              ------------    ------------

                                                                15,831,558      18,714,082
                                                              ------------    ------------

                  Total assets                                $175,545,890    $179,478,317
                                                              ============    ============



                                                                     (continued)

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                                  DECEMBER 31,


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           1996             1995
                                                           ----             ----
Liabilities
     Line of credit (Note F)                            $  2,700,000    $  8,500,000
     Mortgage notes payable (Note G)                      12,641,501      15,041,573
     Accounts payable                                     10,742,182       7,328,804
     Customer deposits (Note I)                            7,583,571       6,072,046
     Accrued expenses and other liabilities (Note J)       6,588,489       8,393,132
     Deferred income taxes (Note H)                        1,387,473            --
     Senior notes (Note K)                                66,155,936      66,481,313
                                                        ------------    ------------

                  Total liabilities                      107,799,152     111,816,868
                                                        ------------    ------------

Shareholders' equity (Notes L and M)
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares
           issued and outstanding - 1,874,949
           in 1996 and 1,891,249 in 1995                     187,495         189,125
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares
           issued and outstanding - 2,750,575
           in 1996 and 2,734,275 in 1995                     275,058         273,428

     Additional paid-in capital                           19,267,327      19,267,327

     Retained earnings                                    48,016,858      47,931,569
                                                        ------------    ------------

                  Total shareholders' equity              67,746,738      67,661,449
                                                        ------------    ------------

                  Total liabilities and shareholders
                    equity                              $175,545,890    $179,478,317
                                                        ============    ============



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                          1996              1995             1994
                                                          ----              ----             ----
Revenues
    Sales of houses and condominiums                $ 100,661,096     $  73,409,093     $ 110,116,572
    Sales of land                                       1,649,356         1,610,441         1,959,779
    Other operating revenues                            3,171,936         3,070,455         3,365,024
    Gain on sales of property and land held for
      investment, net                                   2,355,119           173,619           202,374
    Interest, rentals and other income (Note N)         3,781,788         3,972,662         4,333,548
                                                    -------------     -------------     -------------
                                                      111,619,295        82,236,270       119,977,297
                                                    -------------     -------------     -------------

Costs and expenses
    Cost of houses and condominiums sold               87,645,345        62,232,488        91,778,577
    Non-recurring charge to inventory (Note C)          1,723,130        13,917,025              --
    Cost of land sold                                   1,714,696         1,384,516         1,726,119
    Costs relating to other operating revenues          3,017,109         3,180,214         2,804,767
    Selling, general and administrative expenses       17,312,095        15,532,512        16,313,685
    Interest costs incurred                            11,010,976        10,653,413        10,430,616
    Interest capitalized (deduct)                     (10,336,279)       (9,898,999)       (9,736,452)
                                                    -------------     -------------     -------------
                                                      112,087,072        97,001,169       113,317,312
                                                    -------------     -------------     -------------

(Loss) income before (benefit from) provision
  for income taxes                                       (467,777)      (14,764,899)        6,659,985

(Benefit from) provision for income taxes
  (Note H)                                               (553,066)       (3,003,335)        2,523,065
                                                    -------------     -------------     -------------

                Net income (loss)                   $      85,289     $ (11,761,564)    $   4,136,920
                                                    =============     =============     =============

Net income (loss) per Class A and Class B
  common share                                      $         .02     $       (2.54)    $         .89
                                                    =============     =============     =============



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                               Common Stock
                                           ----------------------------------------------------
                                                 Class A                        Class B
                                           ---------------------          ---------------------     Additional
                                                                                                      Paid-in        Retained
                                           Shares         Amount          Shares         Amount       Capital        Earnings
                                           ------         ------          ------         ------     -----------      --------

Balance at January 1, 1994                 1,895,549    $   189,555      2,729,975     $ 272,998    $ 19,267,327    $ 57,311,700

Net income for 1994                             --             --               --            --            --         4,136,920

Stock conversion                              (2,200)          (220)         2,200           220            --              --

Cash dividends
     Class A common stock $.35
       per share                                --             --               --            --              --        (663,002)
     Class B common stock $.40
       per share                                --             --               --            --              --      (1,092,485)
                                           ---------    -----------      ---------     ---------    ------------    ------------

Balance at December 31, 1994               1,893,349        189,335      2,732,175       273,218      19,267,327      59,693,133

Net loss for 1995                               --             --             --            --              --       (11,761,564)

Stock conversion                              (2,100)          (210)         2,100           210            --              --
                                           ---------    -----------      ---------     ---------    ------------    ------------

Balance at December 31, 1995               1,891,249        189,125      2,734,275       273,428      19,267,327      47,931,569

Net income for 1996                             --             --             --            --              --            85,289

Stock conversion                             (16,300)        (1,630)        16,300         1,630            --              --
                                           ---------    -----------      ---------     ---------    ------------    ------------

Balance at December 31,
 1996                                      1,874,949     $  187,495      2,750,575    $  275,058    $ 19,267,327    $ 48,016,858
                                           =========    ===========      =========     =========    ============    ============







The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,



                                                                                    1996            1995              1994
                                                                                    ----            ----              ----
Cash flows from operating activities
     Net income (loss)                                                        $     85,289     $(11,761,564)    $  4,136,920
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
         Depreciation                                                            1,356,947        1,258,516        1,234,118
         Amortization                                                              559,382          437,006          474,897
         Deferred income taxes                                                   1,845,848       (1,563,081)         382,344
         Gain on sales of  property and land held
           for investment, net                                                  (2,355,119)        (173,619)        (202,374)
     (Increase) decrease in operating assets
         Receivables                                                              (620,011)        (789,811)         356,362
         Inventories                                                            (2,685,734)      (4,596,546)       1,575,418
         Other assets                                                            2,369,615       (2,477,874)      (2,512,938)
     Increase (decrease) in operating liabilities
         Accounts payable                                                        3,413,378          864,387          (43,474)
         Customer deposits                                                       1,511,525        1,096,847       (1,116,371)
         Accrued expenses and other liabilities                                 (1,804,643)         572,802         (113,292)
                                                                              ------------     ------------     ------------
                  Total adjustments                                              3,591,188       (5,371,373)          34,690
                                                                              ------------     ------------     ------------

                  Net cash provided by (used in)
                    operating activities                                         3,676,477      (17,132,937)       4,171,610
                                                                              ------------     ------------     ------------

Cash flows from investing activities
     (Investment in) return of joint ventures                                     (906,000)       1,375,000       (3,500,000)
     Land held for investment                                                      (13,530)          (4,882)        (205,451)
     Capital expenditures                                                       (1,667,524)      (1,212,533)        (702,466)
     Proceeds from sales of property and equipment                               6,840,646          747,170          780,966
                                                                              ------------     ------------     ------------
                  Net cash provided by (used in) investing
                    activities                                                   4,253,592          904,755       (3,626,951)
                                                                              ------------     ------------     ------------

Cash flows from financing activities
     Proceeds from mortgage notes                                                     --            345,508        3,444,962
     Payment of mortgage notes                                                  (2,400,072)      (2,723,185)        (425,191)
     Borrowings under line of credit agreement                                  33,500,000       20,500,000        9,500,000
     Repayments under line of credit agreement                                 (39,300,000)     (12,000,000)      (9,596,317)
     Repurchase of senior notes                                                   (500,000)        (126,000)      (1,910,000)
     Issuance costs                                                                (96,236)        (108,606)         (75,000)
     Dividends paid                                                                   --           (993,409)      (1,524,156)
                                                                              ------------     ------------     ------------
                  Net cash (used in) provided by financing
                    activities                                                  (8,796,308)       4,894,308         (585,702)
                                                                              ------------     ------------     ------------

Net decrease in cash and cash equivalents                                         (866,239)     (11,333,874)         (41,043)

Cash and cash equivalents at beginning of year                                   3,275,615       14,609,489       14,650,532
                                                                              ------------     ------------     ------------

Cash and cash equivalents at end of year                                      $  2,409,376     $  3,275,615     $ 14,609,489
                                                                              ============     ============     ============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest (net of amount capitalized)                                     $    528,720     $    610,777     $    624,828
     Income taxes                                                             $        619     $    643,049     $  3,268,315

Supplemental disclosure of non-cash financing activities:
     Refinancing of mortgage notes payable                                    $ 12,800,000     $       --       $       --



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

     INVENTORIES

     Inventories are carried at cost, plus accumulated development and construction costs (including capitalized interest and real estate taxes). House and condominium inventories which are completed and being held for sale aggregate approximately $13,516,000 in 1996 and $13,275,000 in 1995. The accumulated costs of land, houses and condominiums are not in excess of estimated net realizable value. Estimated net realizable value is based upon sales achieved and backlog in the normal course of business less estimated cost to complete and dispose of the property. The Company's management, on an on-going basis, reviews individual projects in inventory for impairment.

     INTEREST CAPITALIZATION

     The Company capitalizes certain interest costs incurred on land under development and houses and condominiums under construction. Such capitalized interest is included in cost of house and condominium sales when the units are delivered. During the years 1996, 1995, and 1994 respectively, the Company capitalized interest in the amount of $10,336,279, $9,898,999 and $9,736,452 and expensed as a component of cost of goods sold $6,727,484, $6,270,173 and $9,313,121.



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

     NET INCOME PER SHARE

     Net income (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of shares outstanding during each year: 4,625,524 shares in 1996, 1995 and 1994.

     ADVERTISING

     The Company expenses advertising costs as incurred, except for sales brochures and site plans which are accounted for in "Other Assets." Sales brochures and site plans are expensed as the materials are used or distributed to customers. Advertising expense for the years ended December 31, 1996, 1995 and 1994 was $2,112,364, $1,411,412 and $1,713,158,
     respectively.




                                                                     (continued)

                      Oriole Homes Corp. and Subsidiaries

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION - Continued

     ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
     Actual results could differ from those estimates.

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

     FINANCIAL STATEMENT RECLASSIFICATION

     Certain amounts reflected in the consolidated financial statements for the year ended December 31, 1995 have been reclassified to conform to the presentation for the year ended December 31, 1996.

NOTE B - MORTGAGE NOTES

     First and second mortgage notes receivable bear interest at rates ranging from 8% to 10%. The Company's receivables are primarily mortgages which are collateralized by real estate. Minimum payments required on the first and second mortgage notes subsequent to December 31, 1996 are: 1997 - $3,844; 1998 - $4,167; 1999 - $266,421 and 2000 - $2,773.

NOTE C - SPECIAL CHARGES

     The Company recorded, in the fourth quarter 1996, a non-recurring charge of $1,723,130 ($1,137,266, net of tax benefit, or $.25 per common share) related to the write-down in the book value of a parcel of land located in southern Broward County that is under contract for sale and scheduled to close in 1997.


                                                                     (continued)

                      Oriole Homes Corp. and Subsidiaries

NOTE C - SPECIAL CHARGES - Continued

     During the fourth quarter 1995, the Company recorded a non-recurring charge of $13,917,025 ($11,079,381, net of tax benefit, or $2.40 per common share) related to the write-down of certain land inventory to its estimated net realizable value. The write-down pertains to land inventory for approximately 360 unsold housing units located in three developments. These three developments were originally purchased in 1989 and 1991.

NOTE D - LIFE INSURANCE

     The Company purchased life insurance on the lives of two of its officers and their spouses who own significant shares of common stock of the Company. An irrevocably designated trustee of the officers is the beneficiary. Upon the death of the officers or termination of the policies, the Company shall receive an amount equal to the aggregated premiums paid less any policy loans and unpaid interest or cash withdrawals received by the Company. The accumulated premiums paid by the Company on the above policies during the years ended December 31, 1996 and 1995 were $668,085 and $641,352, respectively, and are classified as other assets.

     In connection with the policies, the Company has an option with the officers to acquire all or any part of the Class A or Class B common stock of the Company owned by such individuals at the market price of such securities at the time of their death.

NOTE E - INVESTMENT IN JOINT VENTURES

     The Company has three and two joint venture agreements in 1996 and 1995, respectively. The joint ventures construct and sell homes. The Company is guaranteed a preferred return ranging from 10% to 15% on these investments. All risks of loss are borne by the joint venturee. The joint ventures are accounted for using the cost method. At December 31, 1996 and 1995, there were no advances from the Company to the joint ventures.

NOTE F - LINE OF CREDIT

     A revolving loan agreement (line of credit) with a bank, collateralized by land, provides up to $20,000,000 of borrowings, at an interest rate of prime plus 1.5%, of which $17,300,000 is available at December 31, 1996. The agreement expires July 1, 1997.



                                                                     (continued)

                      Oriole Homes Corp. and Subsidiaries

NOTE F - LINE OF CREDIT - Continued

     The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and only requires monthly interest payments. The credit agreement has no compensating balance arrangements and contains typical restrictions and covenants, the most restrictive of which include the following:

          a. The Company shall maintain, at all times through the life of the loan, its consolidated tangible net worth at not less than $60,000,000.

          b. The Company's ability to incur additional debt is restricted by covenants in the agreement.

     Average interest rates and balances outstanding, for revolving lines of credit payable to banks, based on a weighted average are as follows:




                                                               1996                1995                1994
                                                               ----                ----                ----
         Daily average outstanding
           borrowings                                  $     13,703,000    $     7,045,000     $     1,805,944

         Average interest rate during the
           period                                                 10.1%               8.2%                8.6%

         Interest rate at the end
           of the period                                          9.75%              10.0%                10.0%

         Maximum outstanding during the
           year                                        $     20,000,000    $    12,500,000     $     7,010,000




NOTE G - MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1996 and 1995, are summarized as follows:


                                                                                1996                 1995
                                                                                ----                 ----
         Mortgage note,  interest at 7.15%,  requires  monthly payments of $91,696  including  interest,  final balloon payment due at
         maturity  on  March  1,  2003;   collateralized  by  land  and
         buildings
                                                                            $  12,641,501       $           --

         Mortgage notes payable refinanced and paid
         in 1996                                                                      --            15,041,573
                                                                            -------------       --------------
                                                                            $  12,641,501        $  15,041,573
                                                                            =============        =============


                      Oriole Homes Corp. and Subsidiaries

     Aggregate maturities of the mortgage note payable as of December 31, 1996, is as follows:

               1997                       $    185,577
               1998                            216,768
               1999                            232,785
               2000                            249,986
               2001                            268,458
               Thereafter                   11,487,927
                                           -----------
                                           $12,641,501
                                           ===========

NOTE H - INCOME TAXES

     Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which give rise to significant deferred tax assets (liabilities) follow:

                                                              1996            1995
                                                          -----------     -----------

     State net operating loss carryforward                $   636,970     $   310,986
     Inventory write-down adjustment                        3,269,606       5,232,802
     Reserve for warranties on houses and condominiums        741,339         770,245
     Percentage of completion                                  32,655         174,878
     Inventory capitalization                                 144,997         184,757
                                                          -----------     -----------

                  Total deferred tax assets, before
                    valuation allowance                     4,825,567       6,673,668

     Less:  Valuation allowance                             2,307,012       2,706,144
                                                          -----------     -----------

                  Total deferred tax assets, net of
                    valuation allowance                     2,518,555       3,967,524
                                                          -----------     -----------

     Deferred expenses                                     (3,752,133)     (3,333,765)
     Accelerated depreciation                                (153,895)       (175,384)
                                                          -----------     -----------

                  Total deferred tax liabilities           (3,906,028)     (3,509,149)
                                                          -----------     -----------

                  Net deferred tax (liability) asset      $(1,387,473)    $   458,375
                                                          ===========     ===========



                                                                     (continued)

                      Oriole Homes Corp. and Subsidiaries

NOTE H - INCOME TAXES - Continued

     At December 31, 1995, the Company recorded a valuation allowance for the deferred tax assets relating to the inventory adjustment as the Company's ability to realize these benefits is not "more likely than not". During 1996, the Company decreased the valuation based on management's reevaluation of the likelihood of realization.

     The Company files consolidated income tax returns. The components of the provision for (benefit from) income taxes are as follows:


                                1996           1995             1994
                            -----------     -----------    ------------
     Current provision:
          Federal           $(2,398,914)    $(1,440,254)    $ 1,848,612
          State                    --              --           292,109
                            -----------     -----------     -----------

                             (2,398,914)     (1,440,254)      2,140,721
     Deferred provision:
          Federal             1,845,848      (1,582,344)        305,537
          State                    --            19,263          76,807
                            -----------     -----------     -----------

                              1,845,848      (1,563,081)        382,344
                            -----------     -----------     -----------

                            $  (553,066)    $(3,003,335)    $ 2,523,065
                            ===========     ===========     ===========



     The reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:



                                                1996           1995            1994
                                            -----------     -----------     -----------
     (Benefit from) provision for taxes
       at statutory rates (34%)             $  (159,045)    $(5,020,066)    $ 2,264,395

     Change in valuation allowance             (399,132)      2,706,144            --

     (Benefit from ) provision for state
       income taxes                             (25,730)       (811,999)        241,644

     Other                                       30,841         122,586          17,026
                                            -----------     -----------     -----------

              Net tax (benefit) expense     $  (553,066)    $(3,003,335)    $ 2,523,065
                                            ===========     ===========     ===========


                                                                     (continued)

                      Oriole Homes Corp. and Subsidiaries

NOTE H - INCOME TAXES - Continued

     The Company has a Federal net operating loss carryback and a State net operating loss carryforward of $7,055,630 and $11,581,273, respectively. The Federal net operating loss will be carried back and fully absorbed in 1993 and 1994. The State net operating loss carryforward expires in the years 2010 and 2011.

NOTE I - CUSTOMER DEPOSITS

     Certain customer deposits, pursuant to statutory regulations of the State of Florida or by agreement between the buyer and seller, are held in segregated bank accounts. At December 31, 1996 and 1995, cash in the amounts of approximately $216,000 and $289,000, respectively, was so restricted.

     The Company entered into an escrow agreement with a bank and the Division of Florida Land Sales and Condominiums which allowed the Company to use customer deposits which were previously maintained in an escrow account. Deposits of up to $900,000 in 1996 and $1,100,000 in 1995, which could be released to the Company, are guaranteed by performance bonds aggregating $2,500,000 for 1996 and $5,000,000 for 1995.

NOTE J - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities include the following:

                                                                           1996                    1995
                                                                        ----------              ----------
         Accrued interest                                               $3,865,125              $3,893,771
         Accrued warranties on houses and
           condominiums                                                  1,929,574               1,983,202
         Accrued real estate and property taxes                             67,427               1,648,948
         Other accrued liabilities                                         726,363                 867,211
                                                                        ----------              ----------

                                                                        $6,588,489              $8,393,132
                                                                        ==========              ==========

                      Oriole Homes Corp. and Subsidiaries

NOTE K - SENIOR NOTES

     Senior Notes are comprised as follows:


                                                                        1996                    1995
                                                                    ------------             -----------
         12 1/2% senior notes due January 15, 2003
           with an effective interest rate of 13.02%                 $70,000,000             $70,000,000
         Repurchase of senior notes to be used as
           part of sinking fund                                       (2,536,000)             (2,036,000)
         Unamortized discount                                         (1,308,064)             (1,482,687)
                                                                     -----------             -----------

                                                                     $66,155,936             $66,481,313
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

     The indenture under which senior notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002. The indenture, contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At December 31, 1996, dividend payments are restricted and will be restricted until the Company posts cumulative net income in excess of $20,500,000.

NOTE L - STOCK OPTIONS

     The Company has two stock option plans accounted for under APB Opinion 25 and Related Interpretations. The plans allow the Company to grant options to employees for up to 400,000 shares of Class B common stock and nonemployee directors for up to 20,000 shares of Class B common stock. The options have terms of five years for employees and ten years for nonemployee directors when issued. The stock options for employees vest at the end of the second year, and stock options for nonemployee directors vest 50% each after the first and second year. The exercise price of each option equals the market price of the Company's stock on the date of grant.



                                                                     (continued)

                      Oriole Homes Corp. and Subsidiaries

     Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below. Disclosure of such amounts is not required for the fiscal year ended December 31, 1994 and accordingly is not presented below:

                                                                               1996             1995
                                                                           ------------     -------------
         Net income (loss)                         As reported             $     85,289     $ (11,761,564)
                                                   Pro forma                    (22,738)    $ (11,814,556)

         Primary earnings (loss) per share         As reported             $        .02     $       (2.54)
                                                   Pro forma               $       (.01)    $       (2.54)



     The fair value of each option grant is estimated on the date of grant using the binomial options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 37.18 and 36.33 percent; risk-free interest rate of 6.43 and
     7.45 percent; and expected life of 5.3 and 5.4 years.

     A summary of the status of the Company's fixed stock option plan as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                         1996                      1995
                                               ------------------------     ------------------
                                                               Weighted               Weighted
                                                               Average                 Average
                                                Shares         Exercise     Shares    Exercise
                                                 (000)          Price       (000)      Price
                                               -------        ---------     -----     --------
     Outstanding at beginning of
       year                                      45.2          $  7.06        3.6     $  8.62

          Granted                                43.5             7.63       41.6        6.93
          Exercised                                --               --         --          --
          Forfeited                                --               --         --          --
                                               ------          -------     ------     -------

     Outstanding at end of year                  88.7          $  7.34       45.2     $  7.06

     Options exercisable at year
       end                                        3.6          $  8.62        1.8     $  8.62

     Weighted-average fair value of
       options granted during the year             --          $  3.37         --     $  3.19


                      Oriole Homes Corp. and Subsidiaries

NOTE L - STOCK OPTIONS - Continued

     The following information applies to options outstanding at December 31, 1996:

          Number outstanding                                        88,700
          Range of exercise prices                                $6 to $9
          Weighted-average exercise price                            $7.34
          Weighted-average remaining contractual life            4.5 years

NOTE M - COMMON STOCK

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

     The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 1996 and 1995:

                                                                    1996                    1995
                                                                    ----                    ----

                Land                                        $       7,046,758       $       7,168,046
                Buildings                                          20,728,053              22,283,655
                Furniture, fixtures and equipment                     967,842                 965,277
                                                            -----------------       -----------------

                                                                   28,742,653              30,416,978

                Less accumulated depreciation                       7,665,119               7,216,168
                                                            -----------------       -----------------

                                                            $      21,077,534       $      23,200,810
                                                            =================       =================


                      Oriole Homes Corp. and Subsidiaries

NOTE N - LEASING ARRANGEMENTS - Continued

     The following is a schedule of approximate future minimum rental income required under these leases as of December 31, 1996:

                1997                    $       2,204,000
                1998                              562,000
                1999                              562,000
                2000                              562,000
                2001                              562,000
                Thereafter                     46,404,000
                                        -----------------

                                        $      50,856,000
                                        =================

     OFFICES AND WAREHOUSE

     The Company leases its offices and warehouse under lease agreements extending through 1997, with options to renew for up to five years, accounted for as operating leases. The approximate future minimum rental payments as of December 31, 1996 are as follows: 1997 - $135,000.

     Total rent expense, including common area maintenance expenses, for each of the years ended December 31, 1996, 1995 and 1994 amounted to approximately $300,000, $320,000 and $320,000, respectively.

NOTE O - DEFERRED COMPENSATION PLAN

     The Company has a defined contribution plan established pursuant to Section 401(K) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and the Company matches a portion of the employees' contributions. The Company's contribution to the plan amounted to $68,238 in 1996, $72,981 in 1995 and $63,685 in 1994.

                      Oriole Homes Corp. and Subsidiaries

NOTE P - FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments does not purport to represent the aggregate net fair value of the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS

     The carrying amount approximates fair value because of the short maturity of those instruments.

     MORTGAGE NOTES RECEIVABLES

     The carrying amount approximates fair value due to interest rates currently offered for loans with similar terms to borrowers of similar credit quality not being significantly different.

     LINE OF CREDIT

     The carrying amount of the line of credit approximates fair value due to the length of the maturities and interest rates being tied to market indices.

     MORTGAGE NOTES PAYABLE

     The carrying amounts of mortgage notes payable approximate fair value due to the interest rates not being significantly different from the current market rates available to the Company.

     SENIOR NOTES

     Quoted market prices offered to the Company are used to estimate fair value of the Company's senior notes.

     All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.



                                                                     (continued)

                      Oriole Homes Corp. and Subsidiaries

     The estimated fair values of the Corporation's financial instruments, at December 31, are as follows:

                                                 1996                                 1995
                               -----------------------------------     -----------------------------------
                                    Carrying            Estimated           Carrying           Estimated
                                     Amount            Fair Value            Amount           Fair Value
                                    of Assets           of Assets           of Assets          of Assets
                                  (Liabilities)       (Liabilities)       (Liabilities)      (Liabilities)
                                  -------------       -------------       -------------      -------------
         Cash and cash
           equivalents         $      2,409,376    $     2,409,376     $     3,275,615    $      3,275,615
         Mortgage notes
           receivable                   277,205            277,205             280,562             280,562
         Line of credit              (2,700,000)        (2,700,000)         (8,500,000)         (8,500,000)
         Mortgage notes
           payable                  (12,641,501)       (12,641,501)        (15,041,573)        (15,041,573)
         Senior notes               (66,155,936)       (65,777,400)        (66,481,313)        (55,730,000)




NOTE Q - CONTINGENCIES

     The Company is involved, from time to time, in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
Oriole Homes Corp.

We have audited the accompanying consolidated balance sheets of Oriole Homes Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oriole Homes Corp. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Miami, Florida
March 7, 1997

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

         The following consolidated financial statements of Oriole Homes Corp. and subsidiaries are included in Part II of this annual report and in the Company's 1996 Annual Report to Shareholders.

         Consolidated balance sheets as of December 31, 1996 and 1995.

         Consolidated statements of operations for the three years ended December 31, 1996.

         Consolidated statements of cash flows for the three years ended December 31, 1996.

         Consolidated statements of shareholders' equity for the three years ended December 31, 1996.

         Notes to consolidated financial statements.

         Report of independent certified public accountants.

         Selected Quarterly Financial Data for the years ended December 31, 1996 and 1995 included in the Company's 1996 Annual Report to Shareholders which is incorporated by reference as Part II of this annual report.

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

            3.2         By-Laws of Registrant                                             *

            4.2         Form of indenture between the Registrant and Sun Bank
                        National Association, Trustee.                                    *

            10.1        Lease Agreement, dated May 7, 1991 between Oriole Homes
                        Corp. and Arbors Associates, Ltd.                                 *

            10.6        Registrant's 401(k) Defined Contribution Benefit Plan             *

            10.7        Joint Venture Agreement between the Company and Regency
                        Homes, Inc. dated December 31, 1993 as amended December
                        31, 1995.                                                        **

            10.8        Joint Venture Agreement between the Company and Gordon
                        Family Homes at Morikami Park dated October 2, 1996.

            10.9 The Company's 1994 Stock Option Plan for Employees and the 1994 Stock Option Plan for Non Employee Directors, filed in the Proxy Statement dated April 5, 1994 are incorporated herein by reference.

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

            (*) Filed as exhibits to the Registration Statement of the Registrant on Form S-2 declared effective on January 13,
                        1993. (File No. 33-51680).

            (**) Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed in March 1994.

            (b)         Reports on Form 8-K
                        There were no reports on Form 8-K for the three months ended December 31, 1996.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be Signed on its behalf by the undersigned, thereunto duly authorized.

                                             ORIOLE HOMES CORP.

DATE              3-24-97                    s/ R.D. Levy
     -----------------------                 --------------------------------
                                             R.D. Levy, Chairman of the Board
                                             Chief Executive Officer, Director

DATE              3-24-97                    s/ A. Nunez
     -----------------------                 --------------------------------
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

                        MEMBER OF THE BOARD OF DIRECTORS


DATE              3-25-97                     s/ Harry A. Levy
     -----------------------                  ----------------------------------
                                              Harry A. Levy, Director


DATE              3-24-97                     s/ E. E. Hubshman
     -----------------------                  ----------------------------------
                                              E.E. Hubshman, Director


DATE              3-24-97                     s/ Mark A. Levy
     -----------------------                  ----------------------------------
                                              Mark A. Levy, Director


DATE              3-24-97                     s/ Eugene H. Berns
     -----------------------                  ----------------------------------
                                              Eugene H. Berns, Director


DATE              3-28-97                     s/ Donald C. McClosky
     -----------------------                  ----------------------------------
                                              Donald C. McClosky, Director


DATE              3-28-97                     s/ Paul R. Lehrer
    -----------------------                   ----------------------------------
                                              Paul R. Lehrer, Director



DATE              3-26-97                     s/ George R. Richards
    -----------------------                   ----------------------------------
                                              George R. Richards, Director
