Form 10-Q
period 1997-03-31
ORIOLE HOMES CORP
filed 1997-05-15
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  March 31, 1997              Commission File No. 1-6963


                               ORIOLE HOMES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Florida                                      59-1228702
--------------------------------              ---------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)




   1690 S. Congress Ave., Suite 200 Delray Beach, Fl.               33445
----------------------------------------------------------     --------------
        (Address of principal executive offices)                  (Zip Code)



       Registrant's telephone number, including area code: (561) 274-2000




--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No



Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.


                 Class                          Outstanding at March 31, 1997
------------------------------------------   ---------------------------------
 Common Stock, Class A, par value $.10                      1,874,949
 Common Stock, Class B, par value $.10                      2,750,575

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                                               March 31,       December 31,
                                                                 1997             1996
                                                              (Unaudited)       (Audited)
                                                              -----------      ------------
Cash and cash equivalents                                    $  2,515,724      $  2,409,376
                                                             ------------      ------------
Receivables:
     Mortgage notes                                               276,237           277,205
     Due at closing                                                  --                --
     Income taxes                                               2,398,914         2,398,914
                                                             ------------      ------------
                                                                2,675,151         2,676,119
Inventories:
     Land                                                      81,021,965        90,105,428
     Houses and condominiums completed or
         under construction                                    51,883,306        51,080,872
     Model houses and condominiums                              5,745,996         4,776,274
                                                             ------------      ------------
                                                              138,651,267       145,962,574
     Less: Estimated costs of completion
               included in inventories                         11,931,033        14,184,967
                                                             ------------      ------------
                                                              126,720,234       131,777,607
                                                             ------------      ------------
Property and equipment (at cost):
     Land                                                       7,046,758         7,046,758
     Buildings                                                 20,655,113        20,728,053
     Furniture, fixtures and equipment                          4,869,546         4,724,882
                                                             ------------      ------------
                                                               32,571,417        32,499,693
     Less: Accumulated depreciation                             9,957,166         9,648,463
                                                             ------------      ------------
                                                               22,614,251        22,851,230
                                                             ------------      ------------
Other:
     Prepaid expenses                                           3,228,419         2,709,076
     Unamortized debt issuance costs                            1,717,278         1,810,237
     Investment in and advances to joint ventures               6,265,000         6,531,000
     Land held for investment (at cost)                         2,346,772         2,346,772
     Other assets                                               3,893,867         2,434,473
                                                             ------------      ------------
                                                               17,451,336        15,831,558
                                                             ------------      ------------

Total Assets                                                 $171,976,696      $175,545,890
                                                             ============      ============




See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               March 31,        December 31,
                                                                 1997               1996
                                                              (Unaudited)        (Audited)
                                                              -----------       ------------
Liabilities:
     Line of credit                                          $  7,300,000      $  2,700,000
     Mortgage notes payable                                    12,592,086        12,641,501
     Accounts payable                                          10,221,467        10,742,182
     Customer deposits                                         11,057,970         7,583,571
     Accrued expenses and other liabilities                     4,667,879         6,588,489
     Deferred income taxes                                      1,888,345         1,387,473
     12 1/2% Senior Notes due January 15, 2003,
         net of $1,266,873 discount in 1997 and
         $1,308,064 discount in 1996                           66,197,127        66,155,936
                                                             ------------      ------------

     Total Liabilities                                        113,924,874       107,799,152

Shareholders' Equity:
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares
         Issued and outstanding -
             1,874,949 in 1997 and in 1996                        187,495           187,495
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares
         Issued and outstanding -
             2,750,575 in 1997 and in 1996                        275,058           275,058
     Additional paid-in capital                                19,267,327        19,267,327
     Retained earnings                                         38,321,942        48,016,858
                                                             ------------      ------------
     Total Shareholders' Equity                                58,051,822        67,746,738
                                                             ------------      ------------

Total Liabilities and Shareholders' Equity                   $171,976,696      $175,545,890
                                                             ============      ============




See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                           Three Months Ended
                                                                                 March 31,
                                                                     -------------------------------
                                                                          1997              1996
                                                                     ------------       ------------
Revenues:
     Sale of houses and condominiums                                 $ 19,778,548       $ 16,700,443
     Sale of land                                                           5,500            712,356
     Other operating revenues                                             735,378            776,822
     Interest, rentals and other income                                   903,505            848,573
     Gain on sale of property and land held for investment, net               113             20,360
                                                                     ------------       ------------
                                                                       21,423,044         19,058,554
                                                                     ------------       ------------
Costs and Expenses:
     Cost of houses and condominiums sold                              17,798,157         14,305,086
     Inventory valuation adjustment                                     8,700,000               --
     Cost of land sold                                                      3,246            652,459
     Costs relating to other operating revenues                           713,423            731,080
     Selling, general and administrative expenses                       4,365,101          4,240,219
     Interest costs incurred                                            2,587,415          2,865,659
     Interest capitalized (deduct)                                     (2,399,802)        (2,679,940)
                                                                     ------------       ------------
                                                                       31,767,540         20,114,563
                                                                     ------------       ------------

Loss before benefit from income taxes                                 (10,344,496)        (1,056,009)

Benefit from income taxes                                                (649,580)          (397,557)
                                                                     ------------       ------------

Net Loss                                                             $ (9,694,916)      $   (658,452)
                                                                     ============       ============

Loss per Class A and B Common Share:
     Net Loss                                                        $      (2.10)      $       (.14)
                                                                     ============       ============

Average Number of Class A and Class B
     Common Shares Outstanding                                          4,625,524          4,625,524
                                                                     ============       ============

Dividends per Class A Common Share                                   $       --         $       --
                                                                     ============       ============

Dividends per Class B Common Share                                   $       --         $       --
                                                                     ============       ============




See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                      1997               1996
                                                                                 -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                    $ (9,694,916)      $   (658,452)

      Adjustments to reconcile net loss to net
       cash used in operating activities
         Depreciation                                                                 345,571            322,294
         Amortization                                                                 134,150            131,955
         Deferred income taxes                                                        500,872            448,942
         Gain on sale of property and equipment and other assets                         (113)           (20,360)
     (Increase) decrease in operating assets
         Receivables                                                                      968            303,679
         Inventories                                                               (3,575,586)        (8,184,120)
         Inventory valuation adjustment                                             8,700,000               --
         Other assets                                                              (1,978,737)        (1,315,023)
     Increase (decrease) in operating liabilities
         Accounts payable                                                            (520,715)         3,058,791
         Customer deposits                                                          3,474,399          2,386,400
         Accrued expenses and other liabilities                                    (1,920,610)        (3,414,366)
                                                                                 ------------       ------------
             Total adjustments                                                      5,160,199         (6,281,808)
                                                                                 ------------       ------------
                 Net cash used in operating activities                             (4,534,717)        (6,940,260)
                                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Return on investment in joint venture                                            266,000               --
     Capital expenditures                                                            (245,345)          (755,304)
     Proceeds from the sale of property
         and equipment and other assets                                                69,825            170,835
                                                                                 ------------       ------------

                 Net cash provided by (used in) investing activities                   90,480           (584,469)
                                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from mortgage notes                                                        --           12,800,000
     Payment of mortgage notes                                                        (49,415)       (14,361,494)
     Borrowings under line of credit agreements                                     8,100,000         11,500,000
     Repayments under line of credit agreements                                    (3,500,000)        (2,500,000)
     Issuance costs                                                                      --              (96,236)
                                                                                 ------------       ------------
                 Net cash provided by financing activities                          4,550,585          7,342,270
                                                                                 ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                       106,348           (182,459)

CASH AT BEGINNING OF PERIOD                                                         2,409,376          3,275,615
                                                                                 ------------       ------------

CASH AT END OF PERIOD                                                            $  2,515,724       $  3,093,156
                                                                                 ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest (net of amount capitalized)                                        $  2,254,672       $  2,269,324
     Income taxes                                                                $       --         $        349



See notes to consolidated financial statements

FORM 10Q


                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The consolidated balance sheet as of March 31, 1997, the related statements of operations and cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

         Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders.

         Certain balances have been reclassified to conform to the current year presentation.

2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire year.

3.       Affiliated Companies.

         The Company does not have investments in affiliated companies.

4.       Inventory Valuation Adjustment.

         The Company recorded, in the first quarter 1997, an inventory valuation adjustment of $8,700,000 or $1.88 per common share related to the write-down of certain land inventory to its estimated net realizable value. The write-down pertains to land inventory for approximately 1,000 unsold housing units located in five developments

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

5.       Backlog of Contracts for Sales of Houses and Condominiums

                                           March 31, 1997                  December 31, 1996
                                   ----------------------------      -----------------------------
                                       Units           Amounts           Units           Amounts
                                   -----------      -----------      -----------      ------------
          Single-Family Homes              219      $40,519,857              173      $32,115,231
          Multi-Family                     189       24,737,313               93       12,695,047
                                   -----------      -----------      -----------      -----------

          Total                            408      $65,257,170              266      $44,810,278
                                   ===========      ===========      ===========      ===========


6.       Following is a computation of earnings per share:

                                                           Three Months Ended
                                                   --------------------------------
                                                       3/31/97            3/31/96
                                                   --------------       -----------
          Net Loss                                 $   (9,694,916)      $  (658,452)
                                                   ==============       ===========

          Weighted average number of
              common shares outstanding                 4,625,524         4,625,524
                                                   ==============       ===========

          Loss per share                           $        (2.10)      $      (.14)
                                                   ==============       ===========


7.       Credit commitments

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

         On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. This agreement was amended August 23, 1995 to increase the line of credit to $15,000,000 and January 12, 1996 to increase the line of credit to $20,000,000. On May 9,1997, the agreement was amended to reduce the line of credit to $10,000,000 and also to reduce the consolidated tangible net worth requirement to $58,000,000 as of March 31, 1997. As of March 31, 1997, the outstanding loan balance was $7,300,000.

                                                    Grant Thornton LLP
                                                    Certified Public Accountants
                                                    777 Brickell Avenue
                                                    Suite 1200
                                                    Miami, FL 33131-2867

Board of Directors
Oriole Homes Corp.

We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Grant Thornton LLP
Miami, Florida
May 8, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

The Company's revenues from home sales increased to $19.8 million (18.4%) during the first quarter of 1997 as compared to the same period of 1996. The Company delivered 120 homes in the 1997 first quarter compared to 98 in the same period of 1996. The average selling price of homes delivered decreased 3.3% (from $170,413 to $164,821). The Company entered into 262 new contracts with an aggregate value of $40.2 million in the first quarter of 1997 compared to 220 new contracts with an aggregate value of $36.7 million in the 1996 period.

The Company's backlog has increased from $55.3 million as of March 31, 1996 to $65.3 million as of March 31, 1997. Favorable interest rates and a more aggressive merchandising program contributed to a larger number of new contracts.

Other operating revenues and interest, rentals and other income remained at the same level of the 1996 period.

As a percentage of home sales, cost of homes sold increased to 90.0% from 85.7%. Gross margins during the first quarter of 1997 were adversely affected by increases in construction costs, accumulated capitalized interest and the reduction of selling prices caused by market conditions.

Selling, general and administrative expenses reflected a small increase in the 1997 period as compared to the 1996 first quarter, but as a percentage of total revenues, these expenses decreased to 20.4% from 22.2% in the same period of 1996.

The Company incurred a net loss for the quarter ended March 31, 1997 of $9.7 million or $2.10 per share compared to a net loss of $658,452 or $.14 per share during the same period in 1996. Included in the 1997 period is a noncash pretax writedown of $8.7 million representing an inventory valuation adjustment affecting the carrying cost of land inventory for approximately 1,000 unsold housing units located in five developments. The Company determined that this inventory valuation adjustment was appropriate because it would have to continue selling homes in these developments at prices lower than originally anticipated in order to meet market conditions, while construction cost increases and accumulated capitalized interest adversely affect the cost of goods sold.


FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs through funds generated from operations, borrowings and the issuance of common stock. As of March 31, 1997 the Company has a $20.0 million revolving line of credit which expires July 1, 1997, of which $12.7 million was available at a rate of prime plus 1.5%.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The March 31, 1997 unaudited Financial Statements included in this form 10-Q have been reviewed by Grant Thornton LLP in accordance with established professional standards and procedures for such a review.

(a) There were no reports on Form 8-K for the three months ended March 31, 1997.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 ORIOLE HOMES CORP.
                                                   (Registrant)



Date:    May 13, 1997                      s/ R.D. Levy
--------------------------------           -----------------------------------
                                           R.D. Levy,
                                           Chairman of the Board,
                                           Chief Executive Officer,
                                           Director


Date:    May 13, 1997                      s/ A. Nunez
--------------------------------           -----------------------------------
                                           A. Nunez, Senior Vice President
                                           Treasurer, Chief Financial Officer,
                                           Chief Accounting Officer, Director