Form 10-Q
period 1997-06-30
ORIOLE HOMES CORP
filed 1997-08-25
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    Form 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 1997                 Commission File No. 1-6963


                               ORIOLE HOMES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                          59-1228702
--------------------------------                      ------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)



1690 S. Congress Ave., Suite 200 Delray Beach, Fl.              33445
--------------------------------------------------      -----------------------
    (Address of principal executive offices)                  (Zip Code)



         Registrant's telephone number, including area code: (561) 274-2000



--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                   Class                         Outstanding at June 30, 1997
------------------------------------------    ---------------------------------
    Common Stock, Class A, par value $.10                  1,874,949
    Common Stock, Class B, par value $.10                  2,750,575

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                      June 30,     December 31,
                                                        1997          1996
                                                    (Unaudited)    (Audited)
                                                   -------------  -------------
Cash and cash equivalents                          $   6,712,379  $   2,409,376
                                                   -------------  -------------

Receivables:
  Mortgage notes                                         275,197        277,205
  Income taxes                                                --      2,398,914
                                                   -------------  -------------
                                                         275,197      2,676,119

Inventories:
  Land                                                70,445,489     90,105,428
  Houses and condominiums completed or
    under construction                                50,086,449     51,080,872
  Model houses and condominiums                        5,389,513      4,776,274
                                                   -------------  -------------
                                                     125,921,451    145,962,574

  Less: Estimated costs of completion
          included in inventories                     11,558,655     14,184,967
                                                   -------------  -------------
                                                     114,362,796    131,777,607
                                                   -------------  -------------
Property and equipment (at cost):
  Land                                                 2,462,227      7,046,758
  Buildings                                           19,954,974     20,728,053
  Furniture, fixtures and equipment                    4,858,831      4,724,882
                                                   -------------  -------------
                                                      27,276,032     32,499,693

  Less: Accumulated depreciation                       9,988,467      9,648,463
                                                   -------------  -------------
                                                      17,287,565     22,851,230
                                                   -------------  -------------
Other:
  Prepaid expenses                                     2,917,237      2,709,076
  Unamortized debt issuance costs                      1,620,743      1,810,237
  Investment in and advances to joint ventures         4,663,000      6,531,000
  Land held for investment (at cost)                   2,353,423      2,346,772
  Other assets                                         2,889,558      2,434,473
                                                   -------------  -------------
                                                      14,443,961     15,831,558
                                                   -------------  -------------

Total Assets                                       $ 153,081,898  $ 175,545,890
                                                   =============  =============


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      June 30,     December 31,
                                                        1997           1996
                                                    (Unaudited)      (Audited)
                                                   -------------  -------------
Liabilities:
  Line of credit                                   $     100,000  $   2,700,000
  Mortgage notes payable                              12,541,782     12,641,501
  Accounts payable                                     9,649,345     10,742,182
  Customer deposits                                   11,435,732      7,583,571
  Accrued expenses and other liabilities               7,023,171      6,588,489
  Deferred income taxes                                1,845,649      1,387,473
  12 1/2% Senior Notes due January 15, 2003,
    net of $1,223,003 discount in 1997 and
    $1,308,064 discount in 1996                       66,240,997     66,155,936
                                                   -------------  -------------

  Total Liabilities                                  108,836,676    107,799,152

Shareholders' Equity:
  Class A common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      1,874,949 in 1997 and in 1996                      187,495        187,495
  Class B common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      2,750,575 in 1997 and in 1996                      275,058        275,058
  Additional paid-in capital                          19,267,327     19,267,327
  Retained earnings                                   24,515,342     48,016,858
                                                   -------------  -------------
  Total Shareholders' Equity                          44,245,222     67,746,738
                                                   -------------  -------------

Total Liabilities and Shareholders' Equity         $ 153,081,898  $ 175,545,890
                                                   =============  =============

See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                               Six Months Ended           Three Months Ended
                                                    June 30,                   June 30,
                                        ---------------------------   ---------------------------
                                            1997           1996           1997          1996
                                        -----------    ------------   ------------   ------------
Revenues:
  Sale of houses and condominiums      $ 45,224,074    $40,405,407   $ 25,445,526    $23,704,964
  Sale of land                                5,500      1,622,356             --        910,000
  Other operating revenues                1,472,039      1,592,049        736,661        815,227
  Interest, rentals and other income      2,007,147      1,890,054      1,103,642      1,041,481
  Gain on sale of property and
    land held for investment, net           501,533        667,124        501,420        646,764
                                       ------------    -----------   ------------    -----------
                                         49,210,293     46,176,990     27,787,249     27,118,436
                                       ------------    -----------   ------------    -----------

Costs and Expenses:
  Cost of houses and condominiums sold   40,217,979     34,190,319     22,419,822     19,885,233
  Inventory valuation adjustment         17,050,000             --      8,350,000             --
  Fixed asset valuation adjustment        4,525,000             --      4,525,000             --
  Cost of land sold                           3,246      1,683,070             --      1,030,611
  Costs relating to other operating
   revenues                               1,536,252      1,502,229        822,829        771,149
  Selling, general and administrative
   expenses                               9,338,616      8,539,766      4,973,515      4,299,547
  Interest costs incurred                 5,061,222      5,675,898      2,473,807      2,810,239
  Interest capitalized (deduct)          (4,713,245)    (5,329,435)    (2,313,443)    (2,649,495)
                                       ------------    -----------   ------------    -----------
                                         73,019,070     46,261,847     41,251,530     26,147,284
                                       ------------    -----------   ------------    -----------

Income (loss) before provision for
 (benefit from) income taxes            (23,808,777)       (84,857)   (13,464,281)       971,152

Provision for (benefit from) income
  taxes                                    (307,261)       (31,932)       342,319        365,625
                                       ------------    -----------   ------------    -----------

Net Income (Loss)                      $(23,501,516)   $   (52,925)  $(13,806,600)   $   605,527
                                       ============    ===========   ============    ===========

Earnings per Class A and Class B
Common Share:
  Net Income (Loss)                    $      (5.08)   $      (.01)  $      (2.98)   $       .13
                                       ============    ===========   ============    ===========

Average Number of Class A and Class B
  Common Shares Outstanding               4,625,524      4,625,524      4,625,524      4,625,524
                                       ============    ===========   ============    ===========

Dividends per Class A Common Share     $         --    $        --   $         --    $        --
                                       ============    ===========   ============    ===========

Dividends per Class B Common Share     $         --    $        --   $         --    $        --
                                       ============    ===========   ============    ===========



See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                 -------------------------------
                                                       1997              1996
                                                 ----------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                          $(23,501,516)  $    (52,925)
                                                    ------------   ------------
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
    Depreciation                                         689,322        652,660
    Amortization                                         274,555        263,910
    Deferred income taxes                                458,176        458,375
    Gain on sale of property and equipment and
      other assets                                      (501,533)      (667,124
  (Increase) decrease in operating assets
    Receivables                                        2,400,922      1,777,072
    Inventories                                          487,040     (8,762,718)
    Inventory valuation adjustment                    17,050,000             --
    Fixed asset valuation adjustment                   4,525,000             --
    Other assets                                        (663,246)      (403,214)
  Increase (decrease) in operating liabilities
    Accounts payable                                  (1,092,837)     2,324,269
    Customer deposits                                  3,852,161      3,882,929
    Accrued expenses and other liabilities               434,682       (916,063)
                                                    ------------   ------------
      Total adjustments                               27,914,242     (1,389,904)
                                                    ------------   ------------
        Net cash provided by (used in) operating
          activities                                   4,412,726     (1,442,829)
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Return on investment in joint venture                1,868,000         12,000
  Land held for investment                                (6,651)        (9,000)
  Capital expenditures                                  (331,535)    (1,130,447)
  Proceeds from the sale of property
    and equipment and other assets                     1,060,182      4,062,275
                                                    ------------   ------------

        Net cash provided by investing activities      2,589,996      2,934,828
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage notes                                --     12,800,000
  Payment of mortgage notes                              (99,719)   (15,103,845)
  Borrowings under line of credit agreements           9,100,000     15,500,000
  Repayments under line of credit agreements         (11,700,000)   (16,000,000)
  Issuance costs                                              --        (96,236)
                                                    ------------   ------------
        Net cash (used in) financing activities       (2,699,719)    (2,900,081)
                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH                        4,303,003     (1,408,082)

CASH AT BEGINNING OF PERIOD                            2,409,376      3,275,615
                                                    ------------   ------------

CASH AT END OF PERIOD                               $  6,712,379   $  1,867,533
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)              $    262,916   $    265,923
  Income taxes                                      $         --   $        529

See notes to consolidated financial statements

FORM 10Q

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 1997, the related statements of operations and cash flows for the three months and six months ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results for the entire year.

3.       Affiliated Companies.

         The Company does not have investments in affiliated companies.

4.       Inventory Valuation Adjustment.

         The Company recorded, in the first quarter 1997, an inventory valuation adjustment of $8,700,000 or $1.88 per common share related to certain land inventory. The adjustment pertains to land inventory for approximately 1,000 unsold housing units located in five developments.

         The Company recorded, in the second quarter of 1997, an inventory valuation adjustment of $8,350,000 or $1.81 per common share related to certain land inventory in the amount of $8,150,000 for approximately 1,200 unsold housing units located in five developments and the contingent sale portion of a land sale in the amount of $200,000 to take place later in 1997.

         The fair value of those units was determined in accordance with SFAS 121 based on quoted market price in active markets, i.e., the lower of the Company backlog of actual contract sales or current selling prices.

         Deteriorating market conditions during the first and second quarter of 1997 caused the Company to lower selling prices in order to maintain current sales levels and move current inventory resulting in the inventory valuation adjustments.

5.       Fixed Asset Valuation Adjustment

         The Company recorded in the second quarter 1997 a fixed asset valuation adjustment of $4,525,000 or $.98 per common share related to a rental apartment project. During the second quarter, management decided to dispose of this rental apartment project and reduced its carrying amount to its fair value less cost to sell.

6. The inventory valuation adjustment and the fixed asset adjustment are based in part on management estimates and assumptions that affect the reported amounts of assets as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

7. Backlog of Contracts for Sales of Houses and Condominiums

                                        June 30, 1997          December 31, 1996
                                   -----------------------   -----------------------
                                      Units      Amounts      Units        Amounts
                                   ---------   -----------   ---------   -----------
  Single-Family Homes                    222   $41,925,626         173   $32,115,231
  Multi-Family                           217    29,374,831          93    12,695,047
                                   ---------   -----------   ---------   -----------
  Total                                  439   $71,300,457         266   $44,810,278
                                   =========   ===========   =========   ===========

8. Following is a computation of earnings per share:

                                    Three Months Ended          Six Months Ended
                                 ------------------------   -------------------------
                                    6/30/97     6/30/96      6/30/97        6/30/96
                                 ------------  ----------   ------------   ----------

  Net Income (Loss)              $(13,806,600) $  605,527   $(23,501,516)  $  (52,925)
                                 ============  ==========   ============   ==========

  Weighted average number of
    common shares outstanding       4,625,524   4,625,524      4,625,524    4,625,524
                                 ============  ==========   ============   ==========

  Earnings (loss) per share      $      (2.98) $      .13   $      (5.08)  $     (.01)
                                 ============  ==========   ============   ==========

9. Credit commitments

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

On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provides up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%. This agreement was amended August 23, 1995 to increase the line of credit to $15,000,000 and January 12, 1996 to increase the line of credit to $20,000,000. On May 9, 1997, the agreement was amended to reduce the line of credit to $10,000,000 and to reduce the consolidated tangible net worth requirement to $58,000,000. By letter agreement dated August 22, 1997, the bank agreed to extend the expiration date to October 1, 1997, reduce the line of credit to $5,000,000 and reduce the consolidated tangible net worth requirement to $42,000,000. As of August 22, 1997, the outstanding loan balance was $4,600,000.

                                                    Grant Thornton LLP
                                                    Certified Public Accountants
                                                    777 Brickell Avenue
                                                    Suite 1200
                                                    Miami, FL 33131-2867


Board of Directors
Oriole Homes Corp.

We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the company's management.

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



Grant Thornton LLP
Miami, Florida
August 21, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

The Company's revenues from home sales increased 7.3% to $25.4 million during the second quarter of 1997 as compared to the same period of 1996. The Company delivered 162 homes in the 1997 second quarter compared to 125 in the same period of 1996. The average selling price of homes delivered decreased 17.2% (from $189,640 to $157,071) caused by a change in the mix of units sold toward less costly models and reductions in the selling prices of certain units to sell slow moving inventory. Deteriorating market conditions affected sales in some projects and contributed to this reduction in selling price. The Company entered into 193 new contracts with an aggregate dollar value of $31.5 million in the second quarter of 1997 compared to 184 new contracts with an aggregate dollar value of $30.5 million in the 1996 period. Other operating revenues amounted to $.7 million in the period as compared to $.8 million in the same period of 1996.

Interest, rentals and other income and gain on sale of property decreased to $1.6 million from $1.7 million in the same period of 1996.

As a percentage of home sales, cost of homes sold increased to 88.1% ($22.4 million) in the second quarter of 1997 from 83.9% ($19.9 million) in the same period of 1996. This increase is mainly attributable to additional interest capitalized, reduction in selling prices, and features added to houses due to competitive market conditions.

Selling, general and administrative expenses increased to $5.0 million in the second quarter of 1997 from $4.3 million in 1996 mainly due to higher advertising expenses and sales commissions related to a larger volume of closings. As a percentage of total revenues, the 1997 period reflected 17.9% as compared to 15.9% in the same period of 1996.

The second quarter of 1997 reflects a net loss of $13.8 million or $2.98 per share as compared to a net profit of $.6 million or $.13 per share in the comparable period of 1996. The loss for the 1997 quarter included a noncash, pretax writedown of $8.4 million pertaining to the carrying cost of certain land inventories and a revaluation of $4.5 million on the cost of a 480 unit rental apartment project. During the second quarter, management decided to dispose of the rental apartment project which reduced its carrying amount to its fair value less cost to sell. Also included in the 1997 second quarter results is $.3 million profit net of taxes for the sale of leases on certain recreational facilities.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

The Company's revenues from home sales increased 11.9% to $45.2 million in the six month period of 1997 as compared to $40.4 million in the same period of 1996. The Company delivered 282 units in the first six months of 1997 as compared to 223 units in 1996. The average selling price of homes delivered decreased 11.5% to $160,369 from $181,190, caused by a change in the mix of units sold toward less costly models and reductions in the selling prices of certain units to sell slow moving inventory. Deteriorating market conditions affected sales in some projects and contributed to this reduction in selling price. In 1997, 455 new contracts were signed with a value of $71.7 million as compared to 404 new contracts with a value of $67.1 million in 1996. Other operating revenues amounted to $1.5 million in the six months of 1997 as compared to $1.6 million in the same period of 1996.

Interest, rentals and other income and gain on sale of property amounted to $2.5 million in 1997, compared to $2.6 million in 1996. Cost of sales increased to $40.2 million in 1997 from $34.2 million in 1996, and as a percentage of home sales, cost of home sales increased to 88.9% in 1997 from 84.6% in 1996. This increase is mainly attributable to additional interest capitalized, reduction in selling prices, and features added to houses due to competitive market conditions.

Selling, general and administrative expenses increased to $9.3 million in 1997 from $8.5 million in 1996, but as a percentage of total revenues, increased to 19.0% in 1997 from 18.5% in 1996. The increase of $.8 million from 1996 to 1997 periods is mainly due to higher advertising expenses and sales commissions related to a larger volume of closings.

Net loss increased to $23.5 million in the first six months of 1997, or $5.08 per share compared to a net loss of $.05 million, or $.01 per share in 1996. The increase in the net loss for the first six months of 1997 was mainly due to noncash pretax writedowns of $8.7 million in the 1997 first quarter and $8.4 in the second quarter of 1997 pertaining to the carrying cost of certain land inventories and a revaluation of $4.5 million on a 480 unit rental apartment project. During the second quarter, management decided to dispose of the rental apartment project which required an adjustment to reduce its carrying amount to its fair value less cost to sell. Also included is a profit net of taxes of $.3 million for the sale of leases on certain recreational facilities.

The dollar amount of the Company's backlog which reflects new sales contracts that have yet to close increased 14.9% to $71,300,457 (representing 439 units) as of June 30, 1997 from $62,075,421 (representing 374 units) as of June 30, 1996. The average per unit value of the Company backlog now stands at $162,416, as compared to $165,977 at the end of the 1996 second quarter.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs from funds generated through operations, borrowings and the issuance of common stock.

As of June 30, 1997, the Company has outstanding borrowings of approximately $78.9 million, including $66.2 million in Senior Notes due 2003. It had available cash and short term investments of approximately $6.7 million and available funds of approximately $9.9 million pursuant to its $10 million credit facility. The Company believes that the funds generated from operations and its borrowing availability under credit facilities will be sufficient to fund the Company's foreseeable working capital requirements, with the possible exception of land acquisitions.

The Company has negotiated an extension of its line of credit to October 1, 1997 and reduced the line from $10,000,000 to $5,000,000 with a commensurate reduction in the equity requirement from $58,000,000 to $42,000,000.

As of August 22, 1997, $4.6 million of the line has been drawn.

As of June 30, 1997, the Company had invested $4,663,000 in a Joint Venture with a South Florida building company. The Joint Venture Agreement provides that the Company is to receive a 15% return plus $2,800 as each developed lot or dwelling unit is sold, and 5% of the gross sales price on land sales. The Company's investment and its return are guaranteed by the other Joint Venturer and by the principal shareholder of the Joint Venturer.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The June 30, 1997 unaudited Financial Statements included in this form 10-Q have been reviewed by Grant Thornton LLP in accordance with established professional standards and procedures for such a review.

(a) There were no reports on Form 8-K for the three months ended June 30, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ORIOLE HOMES CORP.
                                            ------------------
                                            (Registrant)



Date:    August 25, 1997                    /s/ R.D. LEVY
---------------------------                 ------------------------------------
                                            R.D. Levy,
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Director

Date:    August 25, 1997                    /s/ A. NUNEZ
---------------------------                 ------------------------------------
                                            A. Nunez, Senior Vice President
                                            Treasurer, Chief Financial Officer,
                                            Chief Accounting Officer, Director