Form 10-Q
period 1997-09-30
ORIOLE HOMES CORP
filed 1997-11-10
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION

                       ----------------------------------
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 1997             Commission File No. 1-6963


                               ORIOLE HOMES CORP.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                    59-1228702
-------------------------------       -----------------------------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   Identification No.)

1690 S. Congress Ave., Suite 200 Delray Beach, Fl.              33445
--------------------------------------------------      ----------------------
    (Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code: (561) 274-2000

--------------------------------------------------------------------------------
                 Former former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

               Class                        Outstanding at September 30, 1997
-------------------------------------    ---------------------------------------
Common Stock, Class A, par value $.10                   1,874,949
Common Stock, Class B, par value $.10                   2,750,575

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    September 30,   December 31,
                                                        1997            1996

                                                     (Unaudited)     (Audited)
                                                    -------------   ------------
Cash and cash equivalents                           $   3,877,579   $  2,409,376
                                                    -------------   ------------
Receivables:

  Mortgage notes                                          267,915        277,205
  Income taxes                                                 --      2,398,914
                                                    -------------   ------------
                                                          267,915      2,676,119

Inventories:

  Land                                                 69,488,036     90,105,428
  Houses and condominiums completed or
    under construction                                 50,575,088     51,080,872
  Model houses and condominiums                         4,751,870      4,776,274
                                                    -------------   ------------
                                                      124,814,994    145,962,574

  Less: Estimated costs of completion
          included in inventories                      10,852,007     14,184,967
                                                    -------------   ------------
                                                      113,962,987    131,777,607
                                                    -------------   ------------
Property and equipment (at cost):

  Land                                                  2,462,227      7,046,758
  Buildings                                            19,896,194     20,728,053
  Furniture, fixtures and equipment                     4,830,453      4,724,882
                                                    -------------   ------------
                                                       27,188,874     32,499,693

  Less: Accumulated depreciation                       10,261,437      9,648,463
                                                    -------------   ------------
                                                       16,927,437     22,851,230
                                                    -------------   ------------
Other:

  Prepaid expenses                                      2,800,524      2,709,076
  Unamortized debt issuance costs                       1,562,848      1,810,237
  Investment in and advances to joint ventures          4,603,000      6,531,000
  Land held for investment (at cost)                    2,354,398      2,346,772
  Other assets                                          3,145,013      2,434,473
                                                    -------------   ------------
                                                       14,465,783     15,831,558
                                                    -------------   ------------
Total Assets                                          149,501,701    175,545,890
                                                    =============   ============




See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    September 30,   December 31,
                                                        1997            1996

                                                     (Unaudited)     (Audited)
                                                    -------------   ------------
Liabilities:

  Line of credit                                        1,600,000      2,700,000
  Mortgage notes payable                               12,490,574     12,641,501
  Accounts payable                                      7,447,985     10,742,182
  Customer deposits                                    10,869,244      7,583,571
  Accrued expenses and other liabilities                5,672,443      6,588,489
  Deferred income taxes                                 1,021,551      1,387,473
  12 1/2% Senior Notes due January 15, 2003,
    net of $1,179,133 discount in 1997 and
    $1,308,064 discount in 1996                        66,284,867     66,155,936
                                                    -------------   ------------

  Total Liabilities                                   105,386,664    107,799,152

Shareholders' Equity:
  Class A common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      1,874,949 in 1997 and in 1996                       187,495        187,495
  Class B common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
      2,750,575 in 1997 and in 1996                       275,058        275,058
  Additional paid-in capital                           19,267,327     19,267,327
  Retained earnings                                    24,385,157     48,016,858
                                                    -------------   ------------
  Total Shareholders' Equity                           44,115,037     67,746,738
                                                    -------------   ------------

Total Liabilities and Shareholders' Equity            149,501,701    175,545,890
                                                    =============   ============




See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)


                                                          Nine Months Ended             Three Months Ended
                                                            September 30,                  September 30,
                                                    ----------------------------    ----------------------------
                                                        1997            1996           1997            1996
                                                    ------------    ------------    ------------    ------------
Revenues:

  Sale of houses and condominiums                   $ 68,113,343    $ 62,107,681    $ 22,889,269    $ 21,702,274
  Sale of land                                            50,500       1,634,356          45,000          12,000
  Other operating revenues                             2,250,822       2,398,508         778,783         806,459
  Interest, rentals and other income                   2,707,303       2,884,309         700,156         994,255
  Gain on sale of property and
    land held for investment, net                        520,884       2,329,426          19,351       1,662,302
                                                    ------------    ------------    ------------    ------------
                                                      73,642,852      71,354,280      24,432,559      25,177,290
                                                    ------------    ------------    ------------    ------------

Costs and Expenses:

  Cost of houses and condominiums sold                60,439,803      53,485,976      20,221,824      19,295,657
  Inventory valuation adjustment                      17,050,000            --              --              --
  Fixed asset valuation adjustment                     4,525,000            --              --              --
  Cost of land sold                                       13,338       1,691,998          10,092           8,928
  Costs relating to other operating revenues           2,634,769       2,251,531       1,098,517         749,302
  Selling, general and administrative expenses        13,224,352      12,459,815       3,885,736       3,920,049
  Interest costs incurred                              7,511,187       8,366,544       2,449,965       2,690,646
  Interest capitalized (deduct)                       (6,992,537)     (7,851,753)     (2,279,292)     (2,522,318)
                                                    ------------    ------------    ------------    ------------
                                                      98,405,912      70,404,111      25,386,842      24,142,264
                                                    ------------    ------------    ------------    ------------

Income (loss) before provision for (benefit from)
  income taxes                                       (24,763,060)        950,169        (954,283)      1,035,026

Provision for (benefit from) income taxes             (1,131,359)        357,366        (824,098)        389,298
                                                    ------------    ------------    ------------    ------------

Net Income (Loss)                                    (23,631,701)        592,803        (130,185)        645,728
                                                    ============    ============    ============    ============

Earnings per Class A and Class B Common Share:

  Net Income (Loss)                                 $      (5.11)            .13            (.03)            .14
                                                    ============    ============    ============    ============

Average Number of Class A and Class B
  Common Shares Outstanding                            4,625,524       4,625,524       4,625,524       4,625,524
                                                    ============    ============    ============    ============

Dividends per Class A Common Share                  $         --    $         --    $         --    $         --
                                                    ============    ============    ============    ============

Dividends per Class B Common Share                  $         --    $         --    $         --    $         --
                                                    ============    ============    ============    ============


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                  (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                              ----------------------------
                                                                  1997            1996
                                                              -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                                           $(23,631,701)   $    592,803

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

    Depreciation                                                 1,033,229       1,014,300
    Amortization                                                   376,320         413,608
    Deferred income taxes                                         (365,922)        458,375
    Gain on sale of property and equipment and other assets       (520,884)     (2,329,426)
  (Increase) decrease in operating assets

    Receivables                                                  2,408,204       1,778,004
    Inventories                                                    931,444     (14,932,317)
    Inventory valuation adjustment                              17,050,000              --
    Fixed asset valuation adjustment                             4,525,000              --
    Other assets                                                  (801,988)        965,368
  Increase (decrease) in operating liabilities

    Accounts payable                                            (3,294,197)      1,960,846
    Customer deposits                                            3,285,673       5,498,741
    Accrued expenses and other liabilities                        (916,046)     (2,369,762)
                                                              ------------    ------------
      Total adjustments                                         23,710,833      (7,542,263)
                                                              ------------    ------------
        Net cash provided by (used in) operating activities         79,132      (6,949,460)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Return of investment in joint venture                          1,928,000          12,000
  Land held for investment                                          (7,626)        (13,327)
  Capital expenditures                                            (382,515)     (1,545,907)
  Proceeds from the sale of property
    and equipment and other assets                               1,102,139       6,563,247
                                                              ------------    ------------
        Net cash provided by investing activities                2,639,998       5,016,013
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from mortgage notes                                          --      12,800,000
  Payment of mortgage notes                                       (150,927)    (15,151,530)
  Borrowings under line of credit agreements                    14,398,971      27,100,000)
  Repayments under line of credit agreements                   (15,498,971)    (24,100,000)
  Repurchase of senior notes                                            --        (250,000)
  Issuance costs                                                        --         (96,236)
                                                              ------------    ------------
        Net cash (used in) provided by financing activities     (1,250,927)        302,234
                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH                                  1,468,203      (1,631,213)

CASH AT BEGINNING OF PERIOD                                      2,409,376       3,275,615
                                                              ------------    ------------

CASH AT END OF PERIOD                                         $  3,877,579    $  1,644,402
                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

  Interest (net of amount capitalized)                        $  2,497,969    $  2,516,832
  Income taxes                                                $         --    $        619

See notes to consolidated financial statements

FORM 10Q

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 1997, the related statements of operations for the three months and nine months ended September 30, 1997 and 1996 and satement of cash flows for the nine months ending September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year.

3.       Affiliated Companies.

         The Company does not have investments in affiliated companies.

4.       Inventory Valuation Adjustment.

         The Company recorded, in the first quarter of 1997, an inventory valuation adjustment of $8,700,000 or $1.88 per common share related to certain land inventory. The adjustment pertains to land inventory for approximately 1,000 unsold housing units located in five developments.

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

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

7. Backlog of Contracts for Sales of Houses and Condominiums

                                      September 30, 1997    December 31, 1996
                                       Units    Amounts     Units     Amounts
                                       -----  ------------  -----   -----------

  Single-Family Homes                    210  $ 39,471,912    173   $ 32,115,231
  Multi-Family                           182    24,736,605     93     12,695,047
                                       -----  ------------  -----   ------------
  Total                                  392  $ 64,208,517    266   $ 44,810,278
                                       =====  ============  =====   ============

8. Following is a computation of earnings per share:

                                   Three Months Ended   Nine Months Ended
                                   9/30/97   9/30/96    9/30/97    9/10/96
                              -----------  ----------  -------------- ----------

Net Income (Loss)             $ (130,185)  $  645,728  $ (23,631,701) $  592,803
                              ==========   ==========  =============  ==========

Weighted average number of
   common shares outstanding   4,625,524    4,625,524      4,625,524   4,625,524
                              ==========   ==========  =============  ==========

Earnings (loss) per share     $     (.03)  $      .14  $       (5.11) $      .13
                              ==========   ==========  =============  ==========

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

On July 13, 1993, the Company entered into a secured revolving loan agreement with a bank which provided up to $10,000,000 in short-term financing at an interest rate of prime plus 1 1/2%, expiring July 1, 1997. This agreement was amended by letter dated August 27, 1997 to extend the expiration date to November 1, 1997 and reduce the line of credit to $7,000,000. By subsequent letter agreement dated October 30, 1997, the bank agreed to reestablish the $10,000,000 line of credit with a requirement to maintain $42,000,000 in consolidated tangible net worth. This agreement expires july 1, 1999. As of September 30, 1997, the outstanding loan balance was $1,600,000.

10. Income Taxes

As a result of current period losses, the Company has net operating loss carryforwards available to offset future taxable income. Based on estimates made for the 1997 tax year, a portion of the net operating loss carryforward has been applied to reduce deferred tax liabilities, thereby resulting in a net tax benefit at September 30, 1997 of $1,131,359.

                                                  Grant Thornton LLP
                                                  Certified Public Accountants
                                                  777 Brickell Avenue
                                                  Suite 1200
                                                  Miami, FL 33131-2867


Board of Directors
Oriole Homes Corp.


We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

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




Grant Thornton LLP
Miami, Florida
October 28, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The Company's revenues from home sales increased 5.5% to $22.9 million during the third quarter of 1997 as compared to the same period of 1996. The Company delivered 141 homes in the 1997 third quarter compared to 127 in the same period of 1996. The average selling price of homes delivered decreased 5.0% (from $170,884 to $162,335) caused by a change in the mix of units sold toward less costly models and reductions in the selling prices of certain slow moving units
 . The Company entered into 94 new contracts with an aggregate dollar value of $15.8 million in the third quarter of 1997 compared to 146 new contracts with an aggregate dollar value of $24.3 million in the 1996 period. Other operating revenues remained at the same level during the third quarter of 1997 as compared to the same period in 1996.

Interest, rentals and other income and gain on sale of property decreased to $.7 million from $2.7 million in the same period of 1996 mainly due to the closing of two non residential properties in West Boca Raton in the same period in 1996.

As a percentage of home sales, cost of homes sold decreased to 88.3% ($20.2 million) in the third quarter of 1997 from 88.9% ($19.3 million) in the same period of 1996.

Selling, general and administrative expenses remained at the same level during the third quarter of 1997 as compared to the same period in 1996. As a percentage of total revenues, the 1997 period reflected 15.9% as compared to 15.6% in the same period of 1996.

The third quarter of 1997 reflects a net loss of $.1 million or $.03 per share as compared to a net profit of $.6 million or $.14 per share in the comparable period of 1996. Excluding a net profit of $1.0 million ($.22 per share) resulting from the sale of nonresidential properties located in West Boca Raton, the third quarter of 1996 would have resulted in a net loss of $.4 million ($.08 per share).

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company's revenues from home sales increased 9.7% to $68.1 million in the nine month period of 1997 as compared to $62.1 million in the same period of 1996. The Company delivered 423 units in the first nine months of 1997 as compared to 350 units in 1996. The average selling price of homes delivered decreased 9.26% from $177,451 to $161,024, caused by a change in the mix of units sold toward less costly models and reductions in the selling prices of certain slow moving units. Deteriorating market conditions affected sales in some projects and contributed to this reduction in selling price. In 1997, 549 new contracts were signed with a value of $87.5 million as compared to 550 new contracts with a value of $91.4 million in 1996. Other operating revenues amounted to $2.3 million in the nine months of 1997 as compared to $2.4 million in the same period of 1996.

Interest, rentals and other income and gain on sale of property decreased to $3.2 million in 1997, compared to $5.2 million in 1996 reflecting the gross profit of $1.7 million resulting from the sale of nonresidential properties located in West Boca Raton.

Cost of sales increased to $60.4 million in 1997 from $53.5 million in 1996, and as a percentage of home sales, cost of home sales increased to 88.7% in 1997 from 86.1% in 1996. This increase is mainly attributable to additional interest capitalized, reduction in selling prices, and features added to houses due to competitive market conditions.

Selling, general and administrative expenses increased to $13.2 million in 1997 from $12.5 million in 1996, and as a percentage of total revenues, increased to 18.0% in 1997 from 17.5% in 1996.

Net loss for the first nine months of 1997 was $23.6 million, or $5.11 per share compared to net income of $.6 million, or $.13 per share in 1996. The net loss for the first nine months of 1997 was mainly due to noncash pretax writedowns of $8.7 million in the 1997 first quarter and $8.4 in the second quarter of 1997 pertaining to the carrying cost of certain land inventories and a revaluation of $4.5 million on a 480 unit rental apartment project. During the second quarter, management decided to dispose of the rental apartment project which required an adjustment to reduce its carrying amount to its fair value less cost to sell. Also included is a profit, net of taxes, of $.3 million for the sale of leases on certain recreational facilities.

The dollar amount of the Company's backlog which reflects new sales contracts that have yet to close decreased .8% to $64,208,517 (representing 392 units) as of September 30, 1997 from $64,691,102 (representing 393 units) as of September 30, 1996. The average per unit value of the Company backlog now stands at $163,797, as compared to $164,608 at the end of the 1996 third quarter.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has historically financed its working capital needs from funds generated through operations, borrowings and the issuance of common stock.

As of September 30, 1997, the Company has outstanding borrowings of approximately $80.4 million, including $66.3 million in Senior Notes due 2003. It had available cash and short term investments of approximately $3.9 million and available funds of approximately $8.4 million pursuant to its $10 million credit facility. The Company believes that the funds generated from operations and its borrowing availability under credit facilities will be sufficient to fund the Company's foreseeable working capital requirements, with the possible exception of land acquisitions.

The Company has negotiated a renewal of its line of credit to July 1, 1999. The agreement reestablishes a $10,000,000 line of credit with a requirement to maintain $42,000,000 in consolidated tangible net worth.

As of September 30, 1997, the Company had invested $4,603,000 in a Joint Venture with a South Florida building company. The Joint Venture Agreement provides that the Company is to receive a 15% return plus $2,800 as each developed lot or dwelling unit is sold, and 5% of the gross sales price on land sales. The Company's investment and its return are guaranteed by the other Joint Venturer and by the principal shareholder of the Joint Venturer.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The September 30, 1997 unaudited Financial Statements included in this form 10-Q have been reviewed by Grant Thornton LLP in accordance with established professional standards and procedures for such a review.

(a) There were no reports on Form 8-K for the three months ended September 30, 1997.

(b)   Exhibits

      27 Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     ORIOLE HOMES CORP.
                                                     ------------------
                                                        (Registrant)




DATE: NOVEMBER 10, 1997                     /s/ R.D. LEVY
---------------------------                 ------------------------------------
                                            R.D. Levy,
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Director


DATE: NOVEMBER 10, 1997                     /s/ J. PIVINSKI
---------------------------                 ------------------------------------
                                            J. Pivinski, Vice President
                                            Treasurer, Chief Financial Officer,
                                            Chief Accounting Officer