Form 10-K405
period 1997-12-31
ORIOLE HOMES CORP
filed 1998-03-30
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

   Annual Report pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                                 File No. 1-6963


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


                      ------------------------------------



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

         As of March 23, 1998, the Company had outstanding 1,863,349 shares of its Class A Common Stock and 2,762,175 shares of its Class B Common Stock.

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $14,780,397 as of March 23, 1998.

         Part II is partially incorporated by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, and Part III is incorporated by reference from the Registrant's Proxy Statement for the 1998 Annual Meeting.

                               ORIOLE HOMES CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----
Part I

Item 1.  Business ...............................................       1

Item 2.  Properties .............................................      12

Item 3.  Legal Proceedings ......................................      12

Item 4.  Submission of Matters to a Vote of Security-Holders ....      12

Part II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ............................      12

Item 6.  Selected Financial Data ................................      12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ....................      13

Item 8.  Financial Statements and Supplementary Data ............      19

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ....................      42

Part III

Item 10. Directors and Executive Officers of the Registrant .....      42

Item 11. Executive Compensation .................................      42

Item 12. Security Ownership of Certain Beneficial Owners
                  and Management ................................      42

Item 13. Certain Relationships and Related Transactions .........      42

Part IV

Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K ...........................      43

Signatures ......................................................      44

Exhibit Index ...................................................      45


                                     PART I

ITEM 1   BUSINESS

GENERAL

         Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company" or "Oriole") builds and sells single-family homes, patio homes, townhomes, villas, duplexes and low-and mid-rise condominiums, principally in southeast Florida. Oriole was incorporated in the State of Florida in 1968 as the successor to six corporations that had engaged in the construction and sale of single-family homes in Florida since 1963.

         The Company's principal executive offices are located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445, and its telephone number is (561) 274-2000.

         The Company is a leader in the "active adult" (age 55 and over) market in south Florida. In 1997, approximately 81% of the Company's revenues were derived from sales of condominiums and houses in communities designed exclusively for active adults. According to a study conducted on behalf of the Company, during each of the last five years, Oriole was the largest builder of condominiums for active adults in Palm Beach County, measured by dollar volume and number of units sold.

         Oriole designs its product mix in response to the preferences of active adults, a demographic group which, according to U.S. Census reports, enjoys a high percentage of discretionary income in this marketplace and is the fastest growing segment of the population in the United States. In 1997, condominiums and homes in the Company's active adult communities sold at prices that ranged from $110,000 to $189,000. Approximately 60% of these sales were for cash.

         During the year ended December 31, 1997, the average sales price for condominiums and single-family homes sold by the Company was $137,000 and $163,000, respectively.

HOME BUILDING DATA (IN 000'S)

         The following table sets forth information concerning sales, new contracts and backlog for each of the past five years for the Company's homes, which includes condominiums.

                            Years Ended December 31,
                             (Dollars in Thousands)

                                1993           1994         1995          1996           1997
                              --------      --------      --------      --------      --------
Total Sales
         Sales value          $ 98,302      $110,116      $ 73,409      $100,661      $106,788
         Number of homes           771           775           433           597           676
Total New Contracts
         Sales value          $108,180      $100,109      $ 79,410      $110,122      $102,392
         Number of homes           788           661           483           670           653
Total Backlog (1)
         Sales value          $ 39,355      $ 29,348      $ 35,349      $ 44,810      $ 40,414
         Number of homes           257           143           193           266           243



(1) Backlog as of the end of the period.

         The Company anticipates delivering substantially all backlog, both in number of homes and dollar amount, within a twelve month period. It generally takes four to eight months after receipt of a contract to deliver a home. Typically, the Company's backlog tends to increase between January and May as active adults who are planning retirement generally desire occupancy of their homes in the months of October through December.

OPERATING STRATEGIES

         The Company has attempted to maximize its financial return by (i) acquiring large tracts of undeveloped land and developing this land in phases,
(ii) developing planned communities, which permit the Company to take advantage of certain economies of scale, (iii) generally beginning construction only after a home is contracted for, and (iv) acting as general contractor and hiring subcontractors on a fixed-price or other negotiated cost-effective basis. Also, in 1997, Oriole implemented certain strategic initiatives to help enhance profit margins, including an Educational Program for employees and a Process Redesign Program to reduce delivery cycle time and further enhance the quality of home construction.

         Market-driven attributes which have contributed to Oriole's success included, (i) construction of quality homes within communities that offer a significant range of amenities, and therefore satisfied customers who have provided a continual source of referrals, (ii) the offering of a wide selection of competitively priced housing, (iii) extensive knowledge of the Florida market, and (iv) a land acquisition and development strategy that both permits development and construction in phases and ensures availability of strategically located land for future development.

         The Company will continue to adhere to most of its current operating strategies but will also adopt new strategies as it deems appropriate to meet evolving and increasingly competitive market conditions. In this regard, the Company continues to extend its geographic market into the southwest and central Florida areas to take advantage of accelerated growth in those communities. It has also reduced reliance on the purchase of large tracts of land outright with the use of "rolling" options and strategic alliances. In addition, the combination of land carrying costs and the reduction in the rate of land price appreciation is making it attractive to purchase property already developed.

         QUALITY CONSTRUCTION AND DIVERSE AMENITIES. The Company creates a total lifestyle experience for the active adult considered unique to Oriole. The communities usually include extensive product mix and recreational facilities, which range from social clubhouses and swimming pools to multi-million dollar clubhouse environments which include tennis courts, indoor and outdoor swimming pools, theaters for the performing arts, health clubs/spas and other amenities.

         PRODUCT DIVERSIFICATION AND MERCHANDISING. The Company spends considerable effort in developing design, marketing and merchandising concepts for each of its communities. The design concepts determine the size, style and price range of homes, the layout of common areas and individual lots and the overall community presentation. The product line offered depends upon many factors, including the housing generally available in the area and the needs of a particular target market. After establishing design concepts and a marketing plan, the Company undertakes development activities that include site planning and engineering and the construction of roads, sewer, water and drainage facilities, and recreational facilities.

         Oriole's seeks to appeal to a wide variety of buyers and lifestyles and accordingly, the Company offers a diversity of home styles and price ranges including single-family, patio, townhomes, villas, duplexes and low- and mid-rise condominiums. Sales prices range from $110,000 to $440,000, with an average price of $158,000 for homes delivered during 1997. The Company offers a variety of options for each of its homes. These options permit buyers to customize their homes and provide the Company with higher margins than on standard models while maintaining the efficiencies of a production builder. The Company believes the availability of these options increases the appeal of it's homes and makes them desirable to a wide variety of buyers. Designs are continually reviewed and refined to reflect changing buyer preferences. See "COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION", below.

         FLORIDA MARKET. The Company's residential developments are all located in the State of Florida and primarily in southeast Florida (Broward, Palm Beach and Martin Counties). The Company also has developments in the Naples and the Ocala areas.

         LAND ACQUISITION AND DEVELOPMENT. The Company selects locations for its developments on the basis of accessibility to infrastructure such as major highways and thoroughfares, shopping areas, medical facilities and community cultural and recreation centers. The Company generally develops large tracts of land that require site improvements prior to construction. The tracts of land are separated into development phases and concepts, with actual construction typically beginning within one (1) year from the land acquisition date. Oriole's general policy is not to begin construction of single-family homes prior to the execution of a sales contract, which minimizes the costs and risk of completed but unsold inventory. The Company will, however, begin multi-family construction (duplex, townhouse, villa and multi-story complexes) when sales contracts are executed for a predetermined percentage of the total units available.

            COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION


         The following table summarizes information as of December 31, 1997 with respect to the Company's principal projects under development or construction during 1997.

                                                            UNITS SOLD   UNITS SOLD
    NAME AND             YEAR                   TOTAL          AND          AND
  LOCATION OF        DEVELOPMENT                UNITS       DELIVERED    DELIVERED   UNITS UNDER      UNITS UNDER   REMAINING
  DEVELOPMENT          STARTED         TYPE    PLANNED      THRU 1997     IN 1997   CONSTRUCTION(1)    CONTRACT      UNITS(2)
  -----------          -------         ----    -------      ---------     -------   ---------------    --------      --------
                                                                                                    AT DECEMBER 31, 1997
                                                                                    --------------------------------------------

Country Glen             1993         Single        300         112           42            22              21           167
Cooper City                           Family

Sandpiper Landing        1995         Single        145          67           49            23              26            52
Coconut Creek                         Family

Coral Lakes              1992         Active      1,253         525          193            39              73           655
Delray Beach                          Adult

Palm Isles               1991         Active        992         949           61             4               4            39
Boynton Beach                         Adult

Palm Isles West          1995         Active        235          94           58            26              25           116
Boynton Beach                         Adult

Majestic Isles           1994         Active        450         198          118            19              25           227
Boynton Beach                         Adult




                                                            UNITS SOLD   UNITS SOLD
         NAME AND          YEAR                    TOTAL       AND           AND
        LOCATION OF     DEVELOPMENT                UNITS    DELIVERED     DELIVERED     UNITS UNDER      UNITS UNDER    REMAINING
        DEVELOPMENT       STARTED      TYPE       PLANNED   THRU 1997      IN 1997    CONSTRUCTION(1)     CONTRACT      UNITS(2)
        -----------       -------      ----       -------   ---------      -------    ---------------     --------      --------
                                                                                                      AT DECEMBER 31, 1997
                                                                                      ---------------------------------------------
Summer Chase               1989       Active        221          149           20              6                10             62
Lake Worth                            Adult

Whispering Sound           1991       Active        230          164           31              6                 6             60
Palm City/Stuart                      Adult

Sandpiper Isles            1995       Mixed         100(3)        39           21             19                 6             55
Bonita Springs

Sandpiper Greens           1995       Mixed          60           11            7              8                 4             45
Bonita Springs

Stonecrest                 1995       Active        380(4)       138           75             16                43            199
Ocala                                 Adult




(1) Includes model units.
(2) Includes model units and potential units to be constructed.
(3) Reduction in original number of units purchased.
(4) Includes purchase of additional land.

         COUNTRY GLEN is a community of single-family homes located in Cooper City. The community consists of 300 units with recreational facilities under development and construction. Prices range from $250,000 to $440,000.

         SANDPIPER LANDING is in a 240 acre master planned private gated community consisting of 145 three and four bedroom, two-car garage residences, priced from $129,000 to $160,000, located in Coconut Creek.

         CORAL LAKES is an active adult community in Delray Beach with a multi-million dollar on-site clubhouse with substantial amenities. The community of 1,253 units features condominiums in two- and four-story buildings, villas, duplexes and sections of single-family residences with two-car garages. Prices range from $119,000 to $181,000.

         PALM ISLES is an active adult community of 992 residences in Boynton Beach. Prices in this community range from $127,000 to $140,000, and home styles include villas, duplexes, lakefront two-story condominiums and single-family residences. The community has a multi-million dollar on-site clubhouse and spa with eight tennis courts and satellite swimming pools.

         PALM ISLES WEST, an active adult community in Boynton Beach, features 235 duplexes and single-family residences priced from $127,000 to $186,000. Residents of this community share Palm Isles' amenities, plus enjoy the convenience of a satellite swimming pool and sun deck within Palm Isles West.

         MAJESTIC ISLES is an active adult community of 450 duplexes and single-family residences located in Boynton Beach. Prices range from $122,000 to $186,000. The community features an intimate, luxury clubhouse with swimming pool and tennis courts.

         SUMMER CHASE is a community for active adults located in Lake Worth. The community features 221 single-family residences with two-car garages. The price range is $130,000 to $154,000. A social clubhouse is available to all residents along with tennis courts and pool.

         WHISPERING SOUND is an active adult community of 230 duplex residences located in Martin County in Palm City/Stuart. The residences range in price from $114,000 to $124,000. The community includes natural preserved areas offering backyard privacy for nearly every residence. The social clubhouse is available to all residents along with tennis courts and pool.

         SANDPIPER ISLES is a 100 home neighborhood of luxury 3 bedroom, 2 bath coach homes surrounded by lakes and preserves, priced from $165,000, and luxury 3 bedroom, 3 1/2 bath mid-rise condominiums, priced from $225,000, all with private social clubhouse, lakeside pool and gated entry, located in Bonita Springs.

         SANDPIPER GREENS is a neighborhood of sixty 3 bedroom, 2 bath garden mid-rise residences adjoining a country club with a championship 18-hole golf course, priced from $148,000 to the mid $200's, located in Bonita Springs. Residents have the option of becoming members of the country club.

         STONECREST is an active adult community consisting of 239 single-family homes and villas, priced from $110,000 to $150,000, offering championship golf and a social recreational clubhouse with pool, located in Marion County.

CONSTRUCTION

         Oriole acts as the general contractor for the construction of its developments. Company employees monitor the construction of each project, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specified phase of development pursuant to a contract that obligates construction at a fixed price. Agreements with subcontractors are generally subject to competitive bidding. The Company does not have any long-term commitments with any subcontractor.

         At December 31, 1997, the Company employed approximately 57 people in the construction operation. Most materials are obtained by subcontractors and readily available from numerous sources at commercially reasonable prices. The Company has not experienced any material delays in construction due to shortages of materials or labor. There has, however, been a significant increase in construction activity in Florida which could result in shortages in the labor market and increased costs.

MARKETING AND SALES

         The Company sells its homes primarily through commissioned sales managers and independent unaffiliated salespersons, who typically work in model sales centers or from offices located in model homes in the communities. The Company also sells through independent brokers. Oriole's sales and marketing organization consists of approximately 67 Company employees and sales personnel, all of whom are licensed real estate agents in Florida.

         The Company advertises in newspapers and magazines, by direct mail and on billboards. In fiscal 1997, the Company's aggregate advertising cost was about $1.9 million.

Oriole maintains model homes in all its communities, and management believes that these units play a particularly important role in the Company's marketing and merchandising efforts. As such, the Company expends a significant effort in creating an attractive atmosphere at its models.

COMPETITION AND MARKET INFLUENCES

         The business of developing and selling residential properties and planned communities is highly competitive and fragmented. The Company competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and greater financial resources. The Company's products must also compete with resales of existing homes and condominiums and available rental housing. As discussed, management believes that the Company's primary competitive strengths have been location, reputation, price, design, value engineering, amenities and over 23,000 satisfied customers who provide Oriole with a continuous source of referrals.

         In general, the housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new homes, including the availability and cost of labor and materials, changes in costs associated with home ownership, such as increases in property taxes and energy cost, changes in consumer preferences, demographic trends and the availability of mortgage financing programs.

         The Company has enjoyed doing business in a geographic area with relatively positive market demand factors for a number of years including higher than U.S. average population growth, employment growth and household and per capita income. In addition, market demographics is strongly weighted in favor of the Company's primary customer base, namely older segments of the population with an average head of household age of 54 + years. There is no guarantee, however, that these positive trends will continue.

REGULATION AND ENVIRONMENTAL MATTERS

         In developing a community, the Company must obtain the approval of numerous government authorities that regulate such matters as permitted land uses, density levels, the installation of utilities such as water, drainage and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida, including Broward and Palm Beach counties, have imposed impact fees as a means of defraying the costs of providing certain governmental services to developing areas. The amount of these fees has increased significantly during recent years. Building codes in these counties require the use of specific construction materials which increases the energy efficiency of homes. In addition, each county in which the Company is building has imposed restrictive zoning and density requirements in order to limit the number of persons who live and work within certain boundaries. Counties and cities within Florida have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in the areas where sewage treatment facilities and other public facilities do not reach minimum standards. Certain permits and approvals will be required to complete the communities under development and currently being planned by Oriole. To date, restrictive zoning laws, impact fees, and imposition of moratoriums have not had a material adverse effect on the Company's development activities. However, there is no assurance that such restrictions will not adversely affect the Company in the future.

         The Company is also subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of the environment. Environmental laws vary greatly depending on the community's location, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, causing the Company to incur substantial compliance and other costs, and prohibit or severely restrict development. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes, or substances. Oriole has not been adversely affected to date by the presence or potential presence of such materials, but there is no assurance that environmental issues will not adversely affect the Company in the future.

         The Florida Local Government Comprehensive Planning and Land Development Regulation Act (the "Act") provides that public facilities, including, but not limited to, sewer, solid waste, drainage, potable water, parks, roads and recreation facilities, shall be available concurrently with the impact of land development projects that would use such facilities. This requirement is known as the "concurrency" requirement and counties and cities are required to implement concurrency by adopting local comprehensive plans and land development regulations. These plans and regulations establish the guidelines for concurrency review and the exemptions from the concurrency requirement. All of the Company's projects in Palm Beach and Broward Counties have been found to satisfy concurrency requirements.

         The Company must also comply with regulations by federal and state authorities relating to the sale and advertising of residential real estate, including the preparation of registration statements or other disclosure type documents to be filed with designated regulatory agencies.

         The State of Florida requires that certain customer deposits be held in segregated bank accounts. As of December 31, 1997, the Company has posted bonds of $2.0 million and had entered into an escrow agreement with a bank and the State of Florida which allows the Company to use customer deposits.

CUSTOMER FINANCING AND SERVICES

         Oriole works with a number of mortgage lenders to provide buyers with a variety of conventional financing programs. By making available a variety of attractive programs, the Company is able to better coordinate and expedite the entire sales transaction by assuring that necessary mortgage commitments are obtained. In addition, Oriole has a wholly owned subsidiary which provides title services to its potential home buyers as well as third parties.

RENTAL ARRANGEMENTS

         The Company currently owns 480 rental units known as The Pier Club, in Miramar, Florida, and owns an additional 49 rental units in another development. The Company leases these apartments through an independent management company, typically for one-year. Future plans do not include the construction of any additional rental communities. In addition, in connection with certain housing developments, the Company leases recreation facilities.

JOINT VENTURES

         Oriole is a participant in a joint venture to construct and sell homes with another builder of residential housing in southeastern Florida. The project is for 1,000 units and is known as Regency Lakes. Oriole invested $5.1 million in 1994 and has received preferred guaranteed returns ranging from 10% to 15% on this investment. As of December 31, 1997, there were no advances to the joint venture and to date Oriole has purchased from the venture 145 sites for about $3.3 million at prices equal to the fair market value for such sites that could be obtained in arms' length transactions between non-affiliated parties.

EMPLOYEES

         The Company employs approximately 184 persons, 44 of whom are part-time and approximately 25 of whom are executive and management personnel. The Company has had no major work stoppages as a result of labor disputes and believes that relations with its employees and its subcontractors are good.

ITEM 2   PROPERTIES

         The Company leases 19,700 square feet of space in a two-story office building in Delray Beach as its principal business office. The lease expires December 31, 2002 and can be renewed for an additional five year period.

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

ITEM 4            SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

         No matters were submitted to security holders during the 4th quarter. The Annual Meeting of Shareholders of the Registrant has been scheduled for May 20, 1998. The Company will file its definitive proxy material pursuant to Regulation 14A prior to April 28, 1998.

                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         The information required by item 5 is incorporated herein by reference to Registrant's 1997 Annual Report to Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by item 6 is incorporated herein by reference to Registrant's 1997 Annual Report to Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         REVENUES. The following table sets forth for the periods indicated certain components of the revenues expressed as a percentage of total revenues.

                          Percentage of Total Revenues
                            Years Ended December 31,

                                                                  1995        1996        1997
                                                              ---------     ---------   --------
Sale of homes and condominiums                                    89.3%       90.2%      91.9%
Sale of land                                                       2.0         1.5         .1
Other operating revenues                                           3.7         2.8        2.6
Interest, rentals and other income                                 4.8         3.4        3.1
Gain on sale of property and land held for investment, net

                                                                   0.2         2.1        2.3
Selling, general and administrative expenses                      18.9        15.5       15.7
Net income (loss)                                                (14.3)        0.1      (17.9)




         BACKLOG. The following table sets forth the Company's backlog at December 31, 1995, 1996 and 1997.

         Backlog generally represents units under a standard contract for which a full deposit has been received and any statutory rescission right has expired. The Company generally fills backlog within twelve months and estimates that the period between receipt of a sales contract and delivery of the completed home is four to eight months. Backlog historically tends to increase between January and May. Trends in the Company's backlog are subject to change from period to period for a number of economic conditions including consumer confidence levels, interest rates and the availability of financing.

                             NUMBER                       AGGREGATE
                               OF                           VALUE
DECEMBER 31,                  UNITS                (DOLLARS IN THOUSANDS)
-------------               --------               ----------------------
1995                           193                          $35.3
1996                           266                           44.8
1997                           243                           40.4

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         The Company's revenues from home sales increased $6.1 million (6.1%) during the calendar year 1997 as compared to 1996 primarily as a result of the number of homes delivered. Oriole delivered 676 homes in 1997 compared to 597 in 1996, with a decrease of 6.2% in the average selling price of homes delivered from $168,600 to $158,000. The number of new contracts signed (653) and the aggregate dollar value of those new contracts ($102.4 million) decreased in 1997 from 670 and $110.1 million, respectively, in 1996. The average selling price of homes under new contracts in 1997 was about $157,000 as compared to $164,000 in 1996.

         Other operating revenues and interest, rentals and other income decreased to $6.7 million in 1997 from $7.0 million in 1996 primarily due to a lower dollar value return on joint venture investments.

         Cost of home sales increased to $95.0 million from $87.6 million in 1996 as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of sales increased to 88.9% from 87.1% in 1996 due to higher construction costs and the impact of higher previously capitalized interest.

         Selling, general and administrative expenses increased to $18.2 million in 1997 from $17.3 million in 1996, corresponding to the general increase in revenues. Interest cost incurred in 1997 was $9.9 million as compared to $11.0 million the same period in 1996 as a result of a reduction in average outstanding borrowings under the line of credit.

         There was a net loss of $20.8 million in 1997 primarily due to a non-cash pre-tax charge of $21.6 million to write-down the value of certain inventory and investment assets. There was a net gain of $0.08 million in 1996, after a similar write-down of $1.7 million.

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The Company's revenues from home sales increased $27.3 million (or 37.1%) during the fiscal year 1996 as compared to the same period in 1995. The Company delivered 597 homes in 1996 compared to 433 in 1995, with a decrease of 0.5% in the average selling price of homes delivered, from $169,500 to $168,600. The number of new contracts signed (670) and the aggregate dollar value of those new contracts ($110.1 million) increased from 483 and $79.4 million, respectively, in 1995. The average selling price of homes under new contracts entered into in 1996 was $164,000, substantially the same as 1995.

         Other operating revenues and interest, rentals and other income decreased to $7.0 million in 1996 from $7.1 million in 1995 primarily due to a lower dollar value return on joint venture investments.

         The cost of home sales increased to $87.6 million in 1996 from $62.2 million in 1995 primarily as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of home sales increased to 87.1% in 1996 from 85.7% due to the absorption of higher construction costs and the impact of higher previously capitalized interest.

         It should be noted that the Company's gross margins during 1996 were adversely impacted by the decision made in the prior year to reduce prices on certain models in order to spur sales at some communities. This action was undertaken following an evaluation of the marketplace in 1995 resulting in a determination that there was growing buyer resistance to the higher prices the Company was seeking to obtain. Oriole's higher prices resulted from increased costs of building homes due to higher material and labor costs, new building code provisions and accumulated capitalized interest on units in some older subdivisions. Throughout 1996, the Company focused its efforts on promoting reduced pricing in the marketplace and generating sales and cash flow. At the same time, the Company sought to introduce new models that could be priced competitively and sold at a faster pace. The Company believed that through these efforts it would be able to increase cash flow, reduce interest expense and increase net income

         Selling, general and administrative expenses increased to $17.3 million in 1996 from $15.5 million in 1995, but as a percentage of total revenues these expenses decreased to 15.5% in 1996 from 18.9% in 1995. The Company's interest cost incurred in 1996 was $11.0 million as compared to $10.7 million the same period in 1995.

         Net income increased to $0.08 million in 1996 from a net loss of $11.8 in 1995. Included in this result was a non-cash pre-tax write-down of $1.7 million in 1996 and $13.9 million in 1995 pertaining to the carrying cost of certain land inventory.

         FINANCIAL POSITION. The following table sets forth selected balance sheet items of the Company at December 31, 1996 and 1997.


                            Years Ended December 31,
                             (Dollars in Thousands)
                            ------------------------
                                   1996       1997
                                   ----       ----
Cash                           $    2.4    $  19.8
Inventories                       131.8       93.4
Liabilities                       107.8       98.2


LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition, construction volume and the market value of non-residential parcels of land. In the past, the Company has financed its working capital needs through funds generated by operations, the sale of investment property held for resale, the periodic issuance of common stock and long-term borrowings.

         On January 13, 1993, the Company issued $70.0 million of 12 1/2% Senior Notes (the "Notes") due January 15, 2003. The Notes are senior unsecured obligations of Oriole subject to redemption, at the Company's option, on or after January 15, 1998 at 105% of the principal amount and thereafter at prices declining annually to 100% on or after January 15, 2001. The indenture under which the Notes were issued requires sinking fund payments of $17.5 million on January 15, 2001 and 2002, respectively, and contains provisions restricting the amount and type of additional indebtedness the Company may incur, including the purchase of its stock and payment of dividends. At December 31, 1997, dividend payments were restricted and will continue to be restricted until cumulative net income in excess of $62.2 million is posted.

         During 1997, the Company used a portion of available cash provided by increased operating revenues and the sale of investment properties to decrease liabilities in the aggregate amount of $9.6 million by repaying substantially the entire outstanding amount under the Company's revolving line of credit and by accelerating payment of payables to its vendors in consideration for discounts ranging from 2.0% to 6.0%. At December 31, 1997, the Company had approximately $19.8 in cash and cash equivalents.

         In June, 1997, the Company extended its line of credit on terms more favorable than the expiring line, including a less restrictive tangible net worth covenant. In this regard, as of

December 31, 1997, substantially all of this $10.0 million revolving line of credit, was available for use at a rate of prime plus 1.5%, expiring on June 30, 1999. This line is secured by land assets aggregating not less than two (2) times the amount of the line and contains typical restrictions and covenants as to consolidated tangible net worth and the issuance of additional debt. Oriole anticipates that it would be able to either renew its existing line or obtain a new line of credit on terms satisfactory to the Company prior to the expiration of this line.

         The Company had no firm cash commitments for capital expenditures as of the balance sheet date.

         Oriole also had outstanding a balance of about $12.4 million of a purchase money mortgage at an interest rate of 7.15%, collateralized by land and buildings. Of this balance, $0.2 million is due in 1998 and $12.2 million is payable by 2003.

         The Company believes that current cash resources, cash from operations and borrowings under its line of credit will be sufficient to meet anticipated working capital requirements through December 31, 1998.

FORWARD LOOKING STATEMENTS

         Certain statements made in this Report, including certain statements made in this Management's Discussion and Analysis, contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the expectations of management with respect to revenues, profitability, marketplace conditions, adequacy of funds from operations and regulatory conditions applicable to the Company, among other things.

         Management cautions the these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, that could cause actual results and events to differ materially from the statements made herein, including, but not limited to the following: changes in consumer preferences, increases in interest rates, a reduction in labor availability, increases in the cost of labor and materials, changes in the regulatory environment particularly as relates to zoning and land use, competitive pricing pressures and the general state of the economy, both nationally and in the Company's market.

INFLATION

         The Company, as well as the home building industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may affect the affordability and availability of permanent mortgage financing to prospective purchasers.

         Inflation also increases the cost of labor and materials. The Company attempts to pass through to it's customers any increases in it's costs through increased selling prices. During the last three years, the Company has experienced a reduction in gross margins on the sale of homes, in part, due to the inability to pass on increased construction costs. There is no assurance that inflation will not have an adverse impact on the future results of operations.

INTEREST RATES

         The Company's operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest costs. If mortgage interest rates increase significantly, this may negatively impact the ability of a home buyer to secure adequate financing. Although about 55% of the Company's current sales are for cash, there is no guarantee that future sales will be made on such terms in comparable amounts. As such, higher interest rates may adversely affect the Company's revenues, gross margins and/or net income.

NEW PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued Statement of Financial Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 prescribes standards for reporting comprehensive income and its components. SFAS 131 establishes guidance as to the required disclosure for reporting segment information. These statements are effective for fiscal years beginning after December 15, 1997. Management does not expect the implementation of SFAS 130 and 131 to have a material effect on the Company's financial position of results of operations.

YEAR 2000

         The Company has considered and evaluated the impact of the Year 2000 issue on the business and operations (including operating systems) of the Company and its relationships with customers, suppliers and other constituents. Based upon this assessment, Oriole has determined that Year 2000 issues will be adequately and timely addressed by investments made in software systems and applications in the ordinary course of business and not material in amount.

         The Company does not anticipate that the cost incurred will have any material impact on the Company's results of operations, liquidity or capital resources.

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                             Page
                                                                             ----

Consolidated Balance Sheets as of
December 31, 1997 and 1996 .............................................      20

Consolidated Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995 .......................................      22

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1997, 1996 and 1995 .......................................      23

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995 .......................................      24

Notes to Consolidated Financial Statements .............................      25

Management's Responsibility for Financial Statements ...................      40

Report of Independent Accountants ......................................      41



                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                     ASSETS

                                                                  1997              1996
                                                             ------------      ------------
Cash and cash equivalents                                    $ 19,830,523      $  2,409,376
                                                             ------------      ------------
Receivables
     Mortgage notes                                               267,323           277,205
     Income taxes                                                 765,437         2,398,914
                                                             ------------      ------------
                                                                1,032,760         2,676,119
                                                             ------------      ------------
Inventories
     Land                                                      58,120,681        90,105,428
     Houses and condominiums completed or under
       construction                                            42,007,641        51,080,872
     Model houses and condominiums                              4,871,304         4,776,274
                                                             ------------      ------------
                                                              104,999,626       145,962,574
     Less estimated costs of completion included
       in inventories                                          11,597,567        14,184,967
                                                             ------------      ------------
                                                               93,402,059       131,777,607
                                                             ------------      ------------

Property and equipment, at cost
     Land                                                       2,462,227         7,046,758
     Buildings                                                 19,896,194        20,728,053
     Furniture, fixtures and equipment                          4,375,144         4,724,882
                                                               ----------        ----------
                                                               26,733,565        32,499,693
     Less accumulated depreciation                             10,192,666         9,648,463
                                                             ------------      ------------
                                                               16,540,899        22,851,230
                                                             ------------      ------------
Investments in and advances to joint ventures                   4,495,000         6,531,000
                                                             ------------      ------------
Other

     Prepaid expenses                                           2,275,569         2,709,076
     Unamortized debt issuance costs                            1,552,227         1,810,237
     Land held for investment, at cost                          2,354,398         2,346,772
     Other assets                                               3,576,695         2,434,473
                                                                ---------         ---------
                                                                9,758,889         9,300,558
                                                             ------------      ------------
                  Total assets                               $145,060,130      $175,545,890
                                                             ============      ============

                                                                     (continued)

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             1997                 1996
                                                           ------------      ------------
Liabilities
     Line of credit                                        $     10,000      $  2,700,000
     Mortgage note payable                                   12,438,445        12,641,501
     Accounts payable and accrued liabilities                13,141,491        17,330,671
     Customer deposits                                        6,389,145         7,583,571
     Deferred income taxes                                           --         1,387,473
     Senior notes                                            66,184,074        66,155,936
                                                           ------------      ------------
                  Total liabilities                          98,163,155       107,799,152
                                                           ------------      ------------

Shareholders' equity

     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares
           issued and outstanding- 1,863,349
           in 1997 and 1,874,949 in 1996                        186,335           187,495

     Class B common stock, $ .10 par value
         Authorized - 10,000,000 shares
           issued and outstanding - 2,762,175
           in 1997 and 2,750,575 in 1996                        276,218           275,058

     Additional paid-in capital                              19,267,327        19,267,327

     Retained earnings                                       27,167,095        48,016,858
                                                           ------------      ------------
                  Total shareholders' equity                 46,896,975        67,746,738
                                                           ------------      ------------
                  Total liabilities and shareholders'
                    equity                                 $145,060,130      $175,545,890
                                                           ============      ============




The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                          1997                1996                 1995
                                                      -------------       -------------       -------------
Revenues
    Sales of houses and condominiums                  $ 106,787,968       $ 100,661,096       $  73,409,093
    Sales of land                                            56,500           1,649,356           1,610,441
    Other operating revenues                              3,092,053           3,171,936           3,070,455
    Gain on sales of property and land held for
      investment, net                                     2,633,761           2,355,119             173,619
    Interest, rentals and other income                    3,620,213           3,781,788           3,972,662
                                                      -------------       -------------       -------------
                                                        116,190,495         111,619,295          82,236,270
                                                      -------------       -------------       -------------

Costs and expenses
    Cost of houses and condominiums sold                 94,981,000          87,645,345          62,232,488
    Inventory valuation adjustment                       17,050,000           1,723,130          13,917,025
    Fixed asset valuation adjustment                      4,525,000                  --                  --
    Cost of land sold                                        14,638           1,714,696           1,384,516
    Costs relating to other operating revenues            3,683,107           3,017,109           3,180,214
    Selling, general and administrative expenses         18,179,011          17,312,095          15,532,512
    Interest costs incurred                               9,910,964          11,010,976          10,653,413
    Interest capitalized (deduct)                        (9,150,552)        (10,336,279)         (9,898,999)
                                                      -------------       -------------       -------------
                                                        139,193,168         112,087,072          97,001,169
                                                      -------------       -------------       -------------

Loss before benefit from income
  taxes                                                 (23,002,673)           (467,777)        (14,764,899)
Benefit from income taxes
                                                         (2,152,910)           (553,066)         (3,003,335)
                                                      -------------       -------------       -------------

                Net (loss) income                     $ (20,849,763)      $      85,289       $ (11,761,564)
                                                      =============       =============       =============

Net (loss) income per Class A and Class B
  common share available for common
  stockholders - Basic                                $       (4.51)      $         .02       $       (2.54)
                                                      =============       =============       =============
Weighted average number of common stock
  outstanding - Basic                                     4,625,524           4,625,524           4,625,524
                                                      =============       =============       =============
Net (loss) income per Class A and Class B
  common share available for common
  stockholders - Diluted                              $       (4.51)      $         .02       $       (2.54)
                                                      =============       =============       =============

Weighted average number of common stock
  outstanding - Diluted                                   4,625,524           4,714,224           4,625,524
                                                      =============       =============       =============



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                              COMMON STOCK
                                  ----------------------------------------------------------------
                                           CLASS A                             CLASS B                  ADDITIONAL
                                  -------------------------------   ------------------------------       PAID-IN         RETAINED
                                     SHARES            AMOUNT          SHARES            AMOUNT          CAPITAL         EARNINGS
                                  ------------       ------------   ------------      ------------    ------------    ------------
Balance at January 1, 1995           1,893,349       $    189,335      2,732,175      $    273,218    $ 19,267,327    $ 59,693,133

Net loss for 1995                           --                 --             --                --              --     (11,761,564)

Stock conversion                        (2,100)              (210)         2,100               210              --              --
                                      --------        -----------       --------       -----------     -----------    ------------

Balance at December 31, 1995         1,891,249            189,125      2,734,275           273,428      19,267,327      47,931,569

Net income for 1996                         --                 --             --                --              --          85,289

Stock conversion                       (16,300)            (1,630)        16,300             1,630              --              --
                                     ---------         ----------       --------       -----------      ----------     -----------

Balance at December 31, 1996         1,874,949            187,495      2,750,575           275,058      19,267,327      48,016,858

Net loss for 1997                           --                 --             --                --              --     (20,849,763)

Stock conversion                       (11,600)            (1,160)        11,600             1,160              --              --
                                  ------------       ------------   ------------      ------------    ------------    ------------

Balance at December 31, 1997         1,863,349       $    186,335      2,762,175      $    276,218    $ 19,267,327    $ 27,167,095
                                  ============       ============   ============      ============    ============    ============



The accompanying notes are an integral part of this statement.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                         1997               1996                1995
                                                                     ------------       ------------       ------------
Cash flows from operating activities
     Net (loss) income                                               $(20,849,763)      $     85,289       $(11,761,564)
     Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities
         Depreciation                                                   1,377,780          1,356,947          1,258,516
         Amortization                                                     503,648            559,382            437,006
         Deferred income taxes                                         (1,387,473)         1,845,848         (1,563,081)
         Gain on sales of property and land held
           for investment, net                                         (2,633,761)        (2,355,119)          (173,619)
         Inventory valuation adjustment                                17,050,000          1,723,130         13,917,025
         Fixed asset valuation adjustment                               4,525,000                 --                 --
     (Increase) decrease in operating assets
         Mortgage notes receivable                                          9,882            118,057            871,035
         Income taxes receivable                                        1,633,477           (738,068)        (1,660,846)
         Inventories                                                   15,654,771         (4,408,864)       (18,513,571)
         Other assets                                                    (708,715)         2,369,615         (2,477,874)
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                      (4,189,180)         1,608,735          1,437,189
         Customer deposits                                             (1,194,426)         1,511,525          1,096,847
                                                                     ------------       ------------       ------------
                  Total adjustments                                    30,641,003          3,591,188         (5,371,373)
                                                                     ------------       ------------       ------------

                  Net cash provided by (used in)
                    operating activities                                9,791,240          3,676,477        (17,132,937)
                                                                     ------------       ------------       ------------

Cash flows from investing activities
     (Investments in) return of joint ventures                          2,036,000           (906,000)         1,375,000
     Land held for investment                                              (7,626)           (13,530)            (4,882)
     Capital expenditures                                                (398,051)        (1,667,524)        (1,212,533)
     Proceeds from sales of property and equipment                      9,110,140          6,840,646            747,170
                                                                     ------------       ------------       ------------
                  Net cash provided by investing activities            10,740,463          4,253,592            904,755
                                                                     ------------       ------------       ------------

Cash flows from financing activities
     Proceeds from mortgage notes                                              --                 --            345,508
     Payment of mortgage notes                                           (203,056)        (2,400,072)        (2,723,185)
     Borrowings under line of credit agreement                         15,100,000         33,500,000         20,500,000
     Repayments under line of credit agreement                        (17,790,000)       (39,300,000)       (12,000,000)
     Repurchase of senior notes                                          (150,000)          (500,000)          (126,000)
     Issuance costs                                                       (67,500)           (96,236)          (108,606)
     Dividends paid                                                            --                 --           (993,409)
                                                                     ------------       ------------       ------------
                  Net cash (used in) provided by financing
                    activities                                         (3,110,556)        (8,796,308)         4,894,308
                                                                     ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                   17,421,147           (866,239)       (11,333,874)
Cash and cash equivalents at beginning of year                          2,409,376          3,275,615         14,609,489
                                                                    ------------       ------------       ------------
Cash and cash equivalents at end of year                             $ 19,830,523       $  2,409,376       $  3,275,615
                                                                     ============       ============       ============



Supplemental disclosures of cash flow information
Cash paid during the year for:

     Interest (net of amount capitalized)                            $    590,868       $    528,720       $    610,777
     Income taxes                                                    $         --       $        619       $    643,049

Supplemental disclosure of non-cash financing activities:
     Refinancing of mortgage notes payable                           $         --       $ 12,800,000       $         --



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION

     BASIS OF PRESENTATION AND BUSINESS

     The accompanying Consolidated Financial Statements include the accounts of Oriole Homes Corp. and all wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company, a Florida corporation, is engaged principally in the design, construction, marketing and sale of single and multi-family residential homes, including condominiums, primarily in southeast (Palm Beach, Broward and Martin Counties) Florida. The Company also has developments in Naples and Ocala, Florida.

     REVENUE RECOGNITION

     The Company records revenues and profits from sales of real estate in accordance with generally accepted accounting principles governing profit recognition for real estate transactions.

     INVENTORIES

     Inventories are carried at cost, plus accumulated development and construction costs (including capitalized interest and real estate taxes). House and condominium inventories which are completed and being held for sale aggregate approximately $14,861,000 in 1997 and $13,516,000 in 1996. The accumulated costs of land, houses and condominiums are not in excess of estimated fair value less cost to sell. Estimated fair value less cost to sell is based upon sales achieved and backlog in the normal course of business less estimated cost to complete and dispose of the property. The Company's management, on an on-going basis, reviews individual projects in inventory for potential impairment.

     The Company capitalizes certain interest costs incurred on land under development and houses and condominiums under construction. Such capitalized interest is included in cost of house and condominium sales when the units are delivered. During the years 1997, 1996, and 1995 respectively, the Company capitalized interest in the amount of $9,150,552, $10,336,279 and $9,898,999 and expensed as a component of cost of goods sold $6,420,950, $6,727,484 and $6,270,173.

                                                                     (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION - Continued

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. The Company provides for depreciation of property and equipment by the straight-line method over the following estimated useful lives of the various classes of depreciable assets:

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

     NET INCOME (LOSS) PER SHARE

     Net income (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of shares outstanding during each year: 4,625,524 in each year. The computation of diluted net income (loss) per share includes all dilutive common stock equivalents in the weighted average shares outstanding during each year: 4,625,524, 4,714,224 and 4,625,524 shares in 1997, 1996 and 1995, respectively.

     ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $1,868,236, $2,112,364
     and $1,411,412, respectively.






                                                                     (continued)

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

     NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has recently issued Statement of Financial Standards no. 130 ("SFAS 130"), "Reporting Comprehensive Income", and 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 prescribes standards for reporting comprehensive income and its components. SFAS 131 establishes guidance as to the required disclosure for reporting segment information. These statements are effective for fiscal years beginning after December 15, 1997. Management does not expect the implementation of SFAS 130 and 131 to have a material effect on the Company's financial position or results of operations.

     RECLASSIFICATIONS

     Certain reclassifications have been made to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES

     First and second mortgage notes receivable bear interest at rates ranging from 8% to 10%. The Company's receivables are primarily mortgages, which are collateralized by real estate. Minimum payments required on the first and second mortgage notes subsequent to December 31, 1997 are: 1998 - $2,329; 1999 - $264,310 and 2000 - $684.

NOTE C - INVENTORY AND FIXED ASSET VALUATION ADJUSTMENTS

    During fiscal 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121 which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the undiscounted expected future cash flows from the use of the assets is less than the net book value of the asset. The Company periodically reviews the carrying value of its assets and, if such reviews indicate the potential for lack of recovery of the net book value, adjusts the assets accordingly.

    In this regard, the Company recorded in the first and second quarters of 1997, non-cash inventory and fixed asset valuation adjustments totaling $17,050,000 and $4,525,000, respectively ($11,253,000 and $2,986,500, net of tax benefit, or $2.43 and $.65 per common share, respectively) reducing certain land inventory to its estimated fair value less cost to sell. The inventory adjustment pertains to land inventory for approximately 2,200 unsold housing units located in five developments. The fixed asset adjustment pertains to rental property which management has decided to sell, and, as such, the Company has reduced the rental property's carrying amount to its fair value less cost to sell.

     The Company recorded, in the fourth quarter of 1996, an inventory valuation adjustment of $1,723,130 ($1,137,266, net of tax benefit, or $.25 per common share) related to the write-down in the book value of a parcel of land located in southern Broward County that was under contract for sale and closed in 1997.

     The Company recorded, in the fourth quarter of 1995, an inventory valuation adjustment of $13,917,025 ($11,079,381, net of tax benefit, or $2.40 per common share) related to the write-down of certain land inventory to its estimated fair value less cost to sell. The write-down pertains to land inventory for approximately 360 unsold housing units located in three developments. These three developments were originally purchased in 1989 and 1991.

NOTE D - LIFE INSURANCE

     The Company has purchased life insurance on the lives of two of its officers and their spouses who own significant shares of common stock of the Company. An irrevocably designated trustee of the officers is the beneficiary. Upon the death of the officers or termination of the policies, the Company shall receive an amount equal to the aggregated premiums paid less any policy loans and unpaid interest or cash withdrawals received by the Company. The accumulated premiums paid by the Company on the above policies through the years ended December 31, 1997 and 1996 were $893,786 and $668,085, respectively, and are classified as other assets.

                                                                     (continued)

     In connection with the policies, the Company has an option with the officers to acquire all or any part of the Class A or Class B common stock of the Company owned by such individuals at the market price of such securities at the time of their death.

NOTE E - INVESTMENTS IN JOINT VENTURES

     The Company has two and three joint venture agreements in 1997 and 1996, respectively. The joint ventures construct and sell homes. The Company is guaranteed a preferred return ranging from 10% to 15% on these investments. All risks of loss are borne by the joint venturees. The joint ventures are accounted for using the cost method. At December 31, 1997 and 1996, there were no advances from the Company to the joint ventures.

NOTE F - LINE OF CREDIT

     A revolving loan agreement (line of credit) with a bank, collateralized by land, provides up to $10,000,000 of borrowings, at an interest rate of prime plus 1.5%, of which $9,990,000 is available at December 31, 1997. The agreement expires June 30, 1999.

     The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and only requires monthly interest payments. The agreement has no compensating balance arrangements and contains typical restrictions and covenants, the most restrictive of which include that:

          a. the Company shall maintain, at all times through the life of the loan, its consolidated tangible net worth at not less than $42,000,000, and;

          b.   the Company's ability to incur additional debt is restricted.

     The average interest rate and balance outstanding for the revolving line of credit payable to a bank, based on a weighted average, is as follows:

                                                    1997              1996               1995
                                                ----------      ---------------     ---------------
          Daily average outstanding
            borrowings                          $3,609,000      $    13,703,000     $     7,045,000

          Average interest rate during the
            period                                    10.9%                10.1%                8.2%

          Interest rate at the end
            of the period                               10%                9.75%               10.0%

          Maximum outstanding during the
            year                                $9,800,000      $    20,000,000     $    12,500,000



NOTE G - MORTGAGE NOTE PAYABLE

     Mortgage note payable at December 31, 1997 and 1996 is as follows:

                                                                           1997             1996
                                                                       -----------      -----------
          Mortgage note, interest at 7.15%, requires
           monthly payments of $91,696 including interest,
           final balloon payment due at maturity on March 1, 2003;
           collateralized by land and buildings                        $12,438,445      $12,641,501
                                                                       -----------      -----------

                                                                       $12,438,445      $12,641,501
                                                                       ===========      ===========



     Aggregate maturities of the mortgage note payable as of December 31, 1997, is as follows:

         1998                    $    216,768
         1999                         232,786
         2000                         249,986
         2001                         268,458
         2002                         288,294
         Thereafter                11,182,153
                                 ------------
                                 $ 12,438,445
                                 ============
NOTE H - INCOME TAXES

     Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which give rise to significant deferred tax assets (liabilities) follow:

                                                                        1997               1996
                                                                     ------------       ------------
          AMT credit carryover                                       $    113,877       $         --
          Federal net operating loss carryforward                       2,081,137                 --
          State net operating loss carryforward                         1,106,711            636,970
          Inventory write-down adjustment                               8,575,530          3,269,606
          Reserve for warranties on houses and condominiums               778,562            741,339
          Percentage of completion                                        138,931             32,655
          Inventory capitalization                                        124,529            144,997
                                                                     ------------       ------------
                       Total deferred tax assets, before
                         valuation allowance                           12,919,277          4,825,567
          Less:  Valuation allowance                                    8,907,252          2,307,012
                                                                     ------------       ------------
                       Total deferred tax assets, net of
                         valuation allowance                            4,012,025          2,518,555
                                                                     ------------       ------------

          Deferred expenses                                            (3,894,847)        (3,752,133)
          Accelerated depreciation                                       (117,178)          (153,895)
                                                                     ------------       ------------
                       Total deferred tax liabilities                  (4,012,025)        (3,906,028)
                                                                     ------------       ------------

                       Net deferred tax (liability) asset            $         --       $ (1,387,473)
                                                                     ============       ============



                                                                     (continued)

     At December 31, 1995, the Company recorded a valuation allowance for the deferred tax assets relating to the inventory adjustment as the Company's ability to realize these benefits is not "more likely than not". During 1997, the Company increased the valuation allowance to offset the net deferred tax asset due to the unlikelihood of utilization.

     The Company files consolidated income tax returns. The components of the provision for (benefit from) income taxes are as follows:

                                       1997              1996              1995
                                   -----------       -----------       -----------
          Current provision:
               Federal             $  (765,437)      $(2,398,914)      $(1,440,254)
               State                        --                --                --
                                   -----------       -----------       -----------

                                      (765,437)       (2,398,914)       (1,440,254)
          Deferred provision:
               Federal              (1,387,473)        1,845,848        (1,582,344)
               State                        --                --            19,263
                                   -----------       -----------       -----------

                                    (1,387,473)        1,845,848        (1,563,081)
                                   -----------       -----------       -----------

                                   $(2,152,910)      $  (553,066)      $(3,003,335)
                                   ===========       ===========       ===========



     The reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

                                                       1997              1996              1995
                                                   -----------       -----------       -----------
          (Benefit from) provision for taxes
            at statutory rates (34%)               $(7,820,909)      $  (159,045)      $(5,020,066)

          Change in valuation allowance              6,600,240          (399,132)        2,706,144

          (Benefit from ) provision for state
            income taxes                            (1,265,569)          (25,730)         (811,999)

          Other                                        333,328            30,841           122,586
                                                   -----------       -----------       -----------
                   Net tax (benefit) expense       $(2,152,910)      $  (553,066)      $(3,003,335)
                                                   ===========       ===========       ===========



                                                                     (continued)

     The Company has Federal and State net operating loss carryforwards of $6,120,990 and $20,114,349, respectively. The Federal net operating loss carryforward expires in the year 2012. The State net operating loss carryforward expires in the years 2011 and 2012.

NOTE I - CUSTOMER DEPOSITS

     Certain customer deposits, pursuant to statutory regulations of the State of Florida or by agreement between the buyer and the Company, are held in segregated bank accounts. At December 31, 1997 and 1996, cash in the amounts of approximately $1,009,000 and $216,000, respectively, were so restricted.

     The Company entered into an escrow agreement with a bank and the Division of Florida Land Sales and Condominiums which allows the Company to use customer deposits which were previously maintained in an escrow account. Deposits of up to $992,000 in 1997 and $900,000 in 1996, which could be released to the Company, are guaranteed by performance bonds aggregating $2,000,000 and $2,500,000 for 1997 and 1996, respectively.

NOTE J - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities include the following:

                                                    1997             1996
                                                -----------      -----------
          Accounts payable                      $ 5,790,109      $10,742,182
          Accrued interest                        3,856,531        3,865,125
          Accrued warranties on houses and
            condominiums                          2,028,493        1,929,574
          Other accrued liabilities               1,466,358          793,790
                                                -----------      -----------

                                                $13,141,491      $17,330,671
                                                ===========      ===========

NOTE K - SENIOR NOTES

     Senior notes consist of the following:

                                                               1997               1996
                                                           ------------       ------------
          12 1/2% senior notes due January 15, 2003
            with an effective interest rate of 13.02%      $ 70,000,000       $ 70,000,000
          Repurchase of senior notes to be used as
            part of sinking fund                             (2,686,000)        (2,536,000)
          Unamortized discount                               (1,129,926)        (1,308,064)
                                                           ------------       ------------
                                                           $ 66,184,074       $ 66,155,936
                                                           ============       ============


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

     The indenture under which senior notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002. The indenture contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At December 31, 1997, dividend payments are restricted and will be restricted until the Company posts cumulative net income in excess of $62,200,000.

     During January and February 1998, the Company repurchased $3,850,000 of senior notes to be used as part of the sinking fund.

NOTE L - EARNINGS (LOSS) PER SHARE

     Financial Accounting Standards Board (FASB) Statement No. 128 " Earnings Per Share" requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:

                          INCOME             BASIC                              DILUTED           DILUTED
                          (LOSS)             SHARES           BASIC EPS          SHARES              EPS
                    ----------------        ---------         ---------        ---------          --------
         1997       $    (20,849,763)       4,625,524            (4.51)        4,625,524            (4.51)
         1996       $         85,289        4,625,524              .02         4,714,224              .02
         1995       $    (11,761,564)       4,625,524            (2.54)        4,625,524            (2.54)


Included in diluted shares for 1996 are common stock equivalents relating to options of 88,700.

NOTE M - STOCK OPTIONS

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

                                                               1997                1996                1995
                                                       ----------------    ---------------     ---------------
       Net income (loss)            As reported        $    (20,849,763)   $        85,289     $   (11,761,564)
                                    Proforma           $    (20,935,861)   $       (22,738)    $   (11,814,556)
       Primary earnings (loss)
         per share                  As reported        $          (4.51)   $           .02     $         (2.54)
                                    Proforma           $          (4.51)   $          (.01)    $         (2.54)



     The fair value of each option grant is estimated on the date of grant using the binomial options-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: expected volatility of 36.68, 36.77 and 36.33 percent; risk-free interest rate of 6.92, 6.93 and 7.45 percent; and expected life of 5.5, 5.3 and 5.4 years.

                                                                     (continued)

     A summary of the status of the Company's fixed stock option plan as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                             1997                  1996                  1995
                      ------------------    ------------------   -------------------
                                WEIGHTED              WEIGHTED              WEIGHTED
                                 AVERAGE              AVERAGE               AVERAGE
                      SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                       (000)     PRICE       (000)     PRICE      (000)      PRICE
                      ------    --------    ------    --------   -------   ---------
Outstanding at
  beginning of
  year                  88.7    $   7.34      45.2    $   7.06       3.6   $    8.62
   Granted               3.6        7.38      43.5        7.63      41.6        6.93
   Exercised              --          --        --          --        --          --
   Forfeited              --          --        --          --        --          --
                      ------    --------    ------    --------   -------   ---------

Outstanding
  at end of year        92.3    $   7.34      88.7    $   7.34      45.2   $    7.06

Options
  Exercisable
  at year
  end                   46.4    $   7.08       3.6    $   8.62       1.8   $    8.62

Weighted-
  average fair
  value of
  options
  granted
  during
  the year              --      $   4.41        --    $   3.37        --   $    3.19


     The following information applies to options outstanding at December 31, 1997:

         Number outstanding                                       92,300
         Range of exercise prices                               $6 to $9
         Weighted-average exercise price                           $7.34
         Weighted-average remaining contractual life                3.69

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

NOTE O - LEASING ARRANGEMENTS

    RENTAL PROPERTIES

     In connection with certain housing developments, the Company leases recreation facilities. The Company also leases rental units on a one-year basis. These leases are accounted for as operating leases.

     The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 1997 and 1996:

                                                                    1997                    1996
                                                            -----------------       -----------------
                Land                                        $       2,462,227       $       7,046,758
                Buildings                                          19,896,195              20,728,053
                Furniture, fixtures and equipment                   1,035,903                 967,842
                                                            -----------------       -----------------
                                                                   23,394,325              28,742,653
                Less accumulated depreciation                       8,142,224               7,665,119
                                                            -----------------       -----------------
                                                            $      15,252,101       $      21,077,534
                                                            =================       =================



     The following is a schedule of approximate future minimum rental income (assuming non-renewal of the one-year leases of the Company's units) required under these leases as of December 31, 1997:

                 1998                $ 2,535,000
                 1999                    495,000
                 2000                    487,000
                 2001                    487,000
                 2002                    487,000
                 Thereafter           39,087,000
                                    ------------
                                    $ 43,578,000
                                    ============

                                                                     (continued)

    OFFICES AND WAREHOUSE

     The Company leases its offices and warehouse under lease agreements extending through 2002, with options to renew for up to five years, accounted for as operating leases. The approximate future minimum rental payments as of December 31, 1997 are as follows:

                1998                $   186,722
                1999                    196,059
                2000                    205,862
                2001                    216,155
                2002                    226,962
                                    -----------
                                    $ 1,031,760
                                    ===========

     Total rent expense, including common area maintenance expenses, for each of the years ended December 31, 1997, 1996 and 1995 amounted to approximately $308,000, $300,000 and $320,000, respectively.

NOTE P - DEFERRED COMPENSATION PLAN

     The Company has a defined contribution plan (the "Plan") established pursuant to Section 401(k) of the Internal Revenue Code. Participant employees may contribute up to 15% of pretax annual compensation as defined in the Plan. The Company will match 25% of the participant's contributions, not to exceed 6% of the employee's annual compensation. The Company's contributions to the Plan amounted to $75,450 in 1997, $68,238 in 1996 and $72,981 in 1995.

NOTE Q - FINANCIAL INSTRUMENTS

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

     LINE OF CREDIT

     The carrying amount of the line of credit approximates fair value due to the length of the maturity and interest rate being tied to market indices.

     MORTGAGE NOTE PAYABLE

     The carrying amount of the mortgage note payable approximates fair value due to the interest rate not being significantly different from the current market rates available to the Company.

     SENIOR NOTES

     Quoted market prices offered to the Company are used to estimate fair value of the Company's senior notes.

     All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

     The estimated fair values of the Company's financial instruments, at December 31 1997 and 1996, respectively, are as follows:

                                                 1997                                  1996
                                    -------------------------------       -------------------------------
                                     CARRYING           ESTIMATED            CARRYING          ESTIMATED
                                      AMOUNT            FAIR VALUE           AMOUNT            FAIR VALUE
                                     OF ASSETS          OF ASSETS           OF ASSETS          OF ASSETS
                                   (LIABILITIES)       (LIABILITIES)       (LIABILITIES)      (LIABILITIES)
                                    ------------       ------------       ------------       ------------
                Cash and cash
                  equivalents       $ 19,830,523       $ 19,830,523       $  2,409,376       $  2,409,376
                Mortgage notes
                  receivable             267,323            267,323            277,205            277,205
                Line of credit            10,000             10,000         (2,700,000)        (2,700,000)
                Mortgage note
                  payable            (12,438,445)       (12,438,445)       (12,641,501)       (12,641,501)
                Senior notes         (66,184,074)       (61,928,880)       (66,155,936)       (65,777,400)




NOTE R - COMMITMENTS AND CONTINGENCIES

     The Company is involved, from time to time, in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is also subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

         The independent accountants audit the Company's consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

         The Board of Directors of the Company has an Audit Committee composed of four non-management independent Directors. The committee meets periodically with financial management and the independent accountants to review accounting, control, auditing and financial reporting matters.

                       GRANT THORNTON (logo & Letterhead)




                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Oriole Homes Corp.

We have audited the accompanying consolidated balance sheets of Oriole Homes Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oriole Homes Corp. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


By: /s/ Grant Thornton LLP
    ----------------------
Miami, Florida
March 2, 1998

ITEM 9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This item is not applicable.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders.

ITEM 11  EXECUTIVE COMPENSATION

         The information required by the Item 11 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders.

ITEM 13  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The information required by this item 13 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

          1. The following exhibits, including those incorporated by reference.

         Exhibit
         Number

          3.1  Articles of Incorporation of Registrant

          3.2  By-Laws of Registrant

          4.2 Form of Indenture between the Registrant and Sun Bank National Association, Trustee.

         10.1 Lease Agreement, dated April 30, 1997 between Oriole Homes Corp. and Arbors Associates, Ltd.

         10.6  Registrant's 401(k) Defined Contribution Benefit Plan

         10.7 Joint Venture Agreement between the Company and Regency Homes, Inc. dated December 31, 1993 as amended December 31, 1995.

         10.9 The Company's 1994 Stock Option Plan for Employees and the1994 Stock Option Plan for Non Employee Directors, filed in the Proxy Statement dated April 5, 1994 are incorporated herein by reference.

         22.1 List of Registrant's Subsidiaries (Filed as Exhibit 22 to the Company's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

         27    Financial Data Schedule.

          (*) Filed as exhibits to the Registration Statement of the Registrant on Form S-2 declared effective on January 13, 1993. (File No. 33-51680).

          (**) Filed as an exhibit to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1993.

(b)      Reports on Form 8-K

               There were no reports on Form 8-K for the three months ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be Signed on its behalf by the undersigned, thereunto duly authorized.

                                      ORIOLE HOMES CORP.

DATE      3-26-98                     /s/ R.D. LEVY
    ------------------------          --------------------------------------
                                      R.D. Levy, Chairman of the Board,
                                      Chief Executive Officer, Director

DATE      3-26-98                     /s/ J. PIVINSKI
    ------------------------          --------------------------------------
                                      J. Pivinski, Vice President - Finance,
                                      Treasurer, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has also been signed by the following persons on behalf of the Registrant in the capacities indicated.

                        MEMBERS OF THE BOARD OF DIRECTORS


DATE      3-26-98                     /s/ R.D. LEVY
    ------------------------          --------------------------------------
                                      R.D. Levy, Chairman of the Board,
                                      Chief Executive Officer, Director


DATE      3-26-98                     /s/ HARRY A. LEVY
    ------------------------          --------------------------------------
                                      Harry A. Levy, Director



DATE      3-26-98                     /s/ E. E. HUBSHMAN
    ------------------------          --------------------------------------
                                      E.E. Hubshman, Director



DATE      3-26-98                     /s/ MARK A. LEVY
    ------------------------          --------------------------------------
                                      Mark A. Levy, Director



DATE      3-26-98                     /s/ DONALD C. MCCLOSKY
    ------------------------          --------------------------------------
                                      Donald C. McClosky, Director



DATE      3-26-98                     /s/ PAUL R. LEHRER
    ------------------------          --------------------------------------
                                      Paul R. Lehrer, Director



DATE      3-26-98                     /s/ GEORGE R. RICHARDS
    ------------------------          --------------------------------------
                                      George R. Richards, Director



DATE      3-26-98                     /s/ A. NUNEZ
    ------------------------          --------------------------------------
                                      A. Nunez, Director

                                 EXHIBIT INDEX

         Exhibit                                                                          Page
         Number                                                                           Number
         -------                                                                          ------
          3.1  Articles of Incorporation of Registrant

          3.2  By-Laws of Registrant

          4.2  Form of Indenture between the Registrant and Sun Bank National
               Association, Trustee.

         10.1  Lease Agreement, dated April 30, 1997 between Oriole Homes Corp.
               and Arbors Associates, Ltd.

         10.6  Registrant's 401(k) Defined Contribution Benefit Plan

         10.7  Joint Venture Agreement between the Company and Regency Homes,
               Inc. dated December 31, 1993 as amended December 31, 1995.

         10.9  The Company's 1994 Stock Option Plan for Employees and the1994
               Stock Option Plan for Non Employee Directors, filed in the Proxy
               Statement dated April 5, 1994 are incorporated herein by reference.

         22.1  List of Registrant's Subsidiaries (Filed as Exhibit 22 to the
               Company's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

         27    Financial Data Schedule.


          (*) Filed as exhibits to the Registration Statement of the Registrant on Form S-2 declared effective on January 13, 1993. (File No. 33-51680).

          (**) Filed as an exhibit to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1993.