Form 10-K405/A
period 1997-12-31
ORIOLE HOMES CORP
filed 1998-04-30
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------
                                  FORM 10-K/A-1

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



                                        ORIOLE HOMES CORP.


DATE  4/29/98                           /s/ J. Pivinski
     --------                           ---------------------------------------
                                        J. Pivinski, Vice President - Finance,
                                        Treasurer, Chief Financial Officer

EXHIBIT INDEX
-------------


         Exhibit                                                        Page
         Number                                                        Number
         -------                                                       ------
          99.1     Market For Registrant's Common Equity and
                   Related Shareholder Matters*                         E-2
          99.2     Selected Financial Data*                             E-3

         ----------------

         (*) Incorporated by reference to Registrant's 1997 Annual Report to Shareholders.