Form 10-Q
period 1998-03-31
ORIOLE HOMES CORP
filed 1998-05-15
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  March 31, 1998               Commission File No. 1-6963


                               ORIOLE HOMES CORP.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Florida                              59-1228702
         -------------------------------             -------------------
         (State or other jurisdiction of               (IRS Employer
         incorporation or organization)              Identification No.)


   1690 S. Congress Ave., Suite 200 Delray Beach, Fl.             33445
----------------------------------------------------------      -----------
        (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (561) 274-2000



------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                   Class                          Outstanding at May 11, 1998
   ----------------------------------------       --------------------------
    Common Stock, Class A, par value $.10                 1,864,149
    Common Stock, Class B, par value $.10                 2,761,375

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                   March 31,        December 31,
                                                     1998               1997
                                                  (Unaudited)         (Audited)
                                                 -------------      ------------
Cash and cash equivalents                         $ 21,343,656      $ 19,830,523
                                                  ------------      ------------
Receivables
  Mortgage notes                                       266,770           267,323
  Income taxes                                         765,437           765,437
                                                  ------------      ------------
                                                     1,032,207         1,032,760
Inventories
  Land                                              54,798,664        58,120,681
  Houses and condominiums completed or
    under construction                              35,196,347        42,007,641
  Model houses and condominiums                      4,923,455         4,871,304
                                                  ------------      ------------
                                                    94,918,466       104,999,626

  Less estimated costs of completed
    included in inventories                          9,635,535        11,597,567
                                                  ------------      ------------
                                                    85,282,931        93,402,059
                                                  ------------      ------------

Property and equipment, at cost
  Land                                                 654,181           654,936
  Buildings                                          4,335,741         4,338,159
  Furniture, fixtures and equipment                  3,604,089         3,339,242
                                                  ------------      ------------
                                                     8,594,011         8,332,337
  Less accumulated depreciation                      4,186,593         4,055,564
                                                  ------------      ------------
                                                     4,407,418         4,276,773
                                                  ------------      ------------

Property and equipment held for sale, at cost       12,104,889        12,264,126

Investments in and advances to joint ventures        3,916,313         4,495,000

Other
  Prepaid expenses                                   2,186,516         2,275,569
  Unamortized debt issuance costs                    1,399,493         1,552,227
  Land held for investment, at cost                  2,127,009         2,354,398
  Other assets                                       3,133,486         3,576,695
                                                  ------------      ------------
                                                     8,846,504         9,758,889
                                                  ------------      ------------

Total assets                                      $136,933,918      $145,060,130
                                                  ============      ============





See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31,        December 31,
                                                     1998               1997
                                                  (Unaudited)         (Audited)
                                                 -------------      ------------
Liabilities
  Line of credit                                 $     10,000       $     10,000
  Mortgage notes payable                           12,385,378         12,438,445
  Accounts payable and accrued liabilities          8,984,777         13,141,491
  Customer deposits                                 6,187,840          6,389,145
  Senior notes                                     62,442,621         66,184,074
                                                 ------------       ------------

    Total liabilities                              90,010,616         98,163,155

Shareholders' equity
  Class A common stock, $.10 par value
   Authorized - 10,000,000 shares
   Issued and outstanding -
     1,864,149 in 1998 and 1,863,349 in 1997          186,415            186,335
  Class B common stock, $.10 par value
   Authorized - 10,000,000 shares
   Issued and outstanding -
     2,761,375 in 1998 and 2,762,175, in 1997         276,138            276,218
  Additional paid-in capital                       19,267,327         19,267,327
  Retained earnings                                27,193,422         27,167,095
                                                 ------------       ------------

    Total shareholders' equity                     46,923,302         46,896,975
                                                 ------------       ------------

Total liabilities and shareholders' equity       $136,933,918       $145,060,130
                                                 ============       ============


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OR OPERATIONS
                                  (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                               -------------------------------
                                                                   1998               1997
                                                               -------------      ------------
Revenues
  Sales of houses and condominiums                              $25,332,278       $ 19,778,548
  Sales of land                                                          --              5,500
  Other operating revenues                                          880,908            735,378
  Interest, rentals and other income                              1,021,534            903,505
  Gain on sale of property and land held for investment, net        190,913                113
                                                                -----------      ------------
                                                                 27,425,633         21,423,044
                                                                -----------      ------------
Costs and expenses
  Cost of houses and condominiums sold                           22,014,200         17,798,157
  Inventory valuation adjustment                                         --          8,700,000
  Cost of land sold                                                      --              3,246
  Costs relating to other operating revenues                        788,998            713,423
  Selling, general and administrative expenses                    4,282,075          4,365,101
  Interest costs incurred                                         2,318,145          2,587,415
  Interest capitalized (deduct)                                  (2,004,112)        (2,399,802)
                                                                -----------       ------------
                                                                 27,399,306         31,767,540
                                                                -----------       ------------

Income (loss) before benefit from income taxes                       26,327       (10,344,496)

Benefit from income taxes                                                --          (649,580)
                                                                -----------       ------------

Net income (loss)                                               $    26,327       $ (9,694,916)
                                                                ===========       ============

Net income (loss) per Class A and B common share
  available for common stockholders - Basic                     $       .01       $      (2.10)
                                                                ===========       ============
Weighted average number of common stock
  outstanding - Basic                                             4,625,524          4,625,524
                                                                ===========       ============
Net income (loss) per Class A and B common share
  available for common stockholders - Diluted                   $       .01       $      (2.10)
                                                                ===========       ============
Weighted average number of common stock
  outstanding - Diluted                                           4,714,224          4,625,524
                                                                ===========       ============


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        Three Months Ended
                                                                             March 31,
                                                                   -------------------------------
                                                                        1998               1997
                                                                   -------------      ------------
Cash flows from operating activities
  Net income (loss)                                                  $    26,327        $(9,694,616)

  Adjustments to reconcile net income (loss) to net
   cash provided to (used in) operating activities
     Depreciation                                                        306,277            345,571
     Amortization                                                        261,281            134,150
     Deferred income taxes                                                    --            500,872
     Gain on sale of property and land held for investment, net         (190,913)              (113)
  (Increase) decrease in operating assets
     Receivables                                                             553                968
     Inventories                                                       8,123,759         (3,575,586)
     Inventory valuation adjustment                                           --          8,700,000
     Other assets                                                        532,262         (1,978,737)
  Increase (decrease) in operating liabilities
     Accounts payable and accrued liabilities                         (4,156,714)        (2,441,325)
     Customer deposits                                                  (201,305)         3,474,399
                                                                    ------------       ------------
       Total adjustments                                               4,675,200          5,160,199
                                                                    ------------       ------------
         Net cash provided by (used in) operating activities           4,701,527         (4,534,717)
                                                                    ------------       ------------
Cash flows from investing activities
  Return on investment in joint ventures                                 578,687            266,000
  Capital expenditures                                                  (285,850)          (245,345)
  Proceeds from the sale of property and equipment                       421,836             69,825
                                                                    ------------       ------------
         Net cash provided by investing activities                       714,673             90,480
                                                                    ------------       ------------
Cash flows from financing activities
  Payment of mortgage note                                               (53,067)           (49,415)
  Borrowings under line of credit agreement                                   --          8,100,000
  Repayments under line of credit agreement                                   --         (3,500,000)
  Repurchase of senior notes                                          (3,850,000)                --
                                                                    ------------       ------------
         Net cash (used in) provided by financing activities          (3,903,067)         4,550,585
                                                                    ------------       ------------

Net increase in cash and cash equivalents                              1,513,133            106,348
                                                                    ------------       ------------
Cash and cash equivalents at beginning of period                      19,830,523          2,409,376
                                                                    ------------       ------------
Cash and cash equivalents at end of period                          $ 21,343,656       $  2,515,724
                                                                    ============       ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest (net of amount capitalized)                              $  2,471,271       $  2,254,672
  Income taxes                                                      $      2,627       $         --


See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 1998 and the related statements of operations and cash flows for the three months ended March 31, 1998 and 1997 of Oriole Homes Corp. and its subsidiaries have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

       Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10K.

       Certain reclassifications have been made to conform to the current year presentation.

2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year.

3.     Inventory valuation adjustment

       Statement of Financial Accounting Standards ("SFAS") No. 121 requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the undiscounted expected future cash flows from the use of the assets is less than the net book value of the asset. The Company periodically reviews the carrying value of its assets and, if such reviews indicate the potential for lack of recovery of the net book value, adjusts the assets accordingly.

       In this regard, the Company recorded in the first quarter of 1997 a non-cash inventory valuation adjustment totaling $8,700,000 or $1.88 per common share, reducing certain land inventory to its estimated fair value less cost to sell. The inventory adjustment pertained to land for approximately 1,000 unsold housing units located in five developments.

       Deteriorating market conditions during the first quarter of 1997 caused the Company to lower selling prices in order to maintain current sales levels and move current inventory, resulting in the inventory valuation adjustment.

4. The inventory adjustment was based in part on management estimates and assumptions that affected the reported valuation of assets, and amounts of revenues and expenses. Actual future results could differ from these estimates.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

5.      Backlog of contracts for sales of houses and condominiums


                                                     March 31, 1998                       December 31, 1997
                                           -----------------------------------     -----------------------------
                                                 Units            Amounts              Units           Amounts
                                             ---------------   ---------------       -----------   -------------
        Single-family homes                       145            $25,630,732             152         $27,683,438
        Multi-family                              111             15,246,489              91          12,730,745
                                             ---------------     -----------         -----------     -----------

        Total                                     256            $40,877,221             243         $40,414,183
                                             ==============      ===========         ===========     ===========

6.      Earnings (loss) per share:

        Statement of Financial Accounting Standards ("SFAS") No. 128 " Earnings Per Share" requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:


        Period       Income            Basic                                 Diluted             Diluted
        Ending       (Loss)           Shares          Basic EPS              Shares                EPS
        ------       ------           ------          ---------             ---------            -------
        3/31/98       26,327         4,625,524              .01              4,714,224                .01
        3/31/97                      4,625,52494,916)    (2.10)              4,625,524             (2.10)

        Included in diluted shares for March 31, 1998 are common stock equivalents relating to options of 88,700.

7.      Senior notes

        On January 13, 1993, the Company issued its 12 1/2% Senior Notes ("Notes"), due January 15, 2003. The Notes had an original face value of $70,000,000 and were issued at a discount of $1,930,600. The Notes are senior unsecured obligations of the Company subject to redemption at the Company's option on or after January 15, 1998 at 105% of the principal amount and thereafter at prices declining annually to 100% of the principal amount on or after January 15, 2001.

        The indenture under which the Notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002. The indenture contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At March 31, 1998, dividend payments are restricted and will be restricted until the Company posts cumulative net income in excess of $62,200,000.

        During the first quarter of 1998, the Company purchased $3,850,000 Notes to be used as part of the sinking fund.

8.      Line of credit

       A revolving loan agreement (line of credit) with a bank, collateralized by land, provides up to $10,000,000 of borrowings, at an interest rate of prime plus 1.5%, of which $9,990,000 is available at March 31, 1998. The agreement expires June 30, 1999.

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

9.      Income taxes

        At March 31, 1998, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realized these benefits is not "more likely than not" as defined by FASB Statement No. 109 "Accounting for Income Taxes".

10.     New accounting pronouncements

        The Financial Accounting Standards Board has issued Statement of Financial Standards Nos. 130 ("SFAS 130"), "Reporting Comprehensive Income", and 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 prescribes standards for reporting comprehensive income and its components. SFAS 131 establishes guidance as to the required disclosure for reporting segment information. The Company has adopted these standards, which have no impact on the Company.

11.     Commitments and contingencies

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

                                         Grant Thornton LLP
                                         Certified Public Accountants
                                         200 East Broward Boulvevard, Suite 2000
                                         Fort Lauderdale, Florida 33301



Board of Directors
Oriole Homes Corp.

We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

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

Miami, Florida
May 1, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         The Company's revenues from home sales increased $5.6 million (28.1%) to $25.3 million during the first quarter of 1998 as compared to 1997 primarily as a result of the number of homes delivered. Oriole delivered 151 homes in the 1998 first quarter compared to 120 in the same period in 1997. The average selling price of homes delivered in 1998 increased about 2.0%, from $164.8 to $167.8. The number of contracts signed at 164 and the aggregate dollar value of those contracts at $25.8 million decreased in the 1998 first quarter from 262 and $40.2 million, respectively, in the same period in 1997.

         Other operating revenues and interest, rentals and other income increased to $1.9 million in the first quarter of 1998 from $1.6 million in 1997 primarily due to an increase in interest earned on available cash.

         Cost of home sales increased to $22.0 million in 1998 from $17.8 million in 1997 as a result of an increase in the number of homes delivered. As a percentage of home sales, however, cost of sales decreased to 86.9% from 90.0% in the initial quarter of 1997, the threefold result of the increase in average selling price previously mentioned, a reduction in direct construction costs and the inventory valuation adjustment recognized in 1997.

         Selling, general and administrative expenses decreased to 15.6% of revenues in the first quarter of 1998 as compared to 20.4% in the same period in 1997. This substantial improvement was the result of the implementation of certain strategic initiatives designed to enhance operating efficiencies, including a workforce reduction program and consolidation of facilities.

         In the prior year quarter ended March 31, 1997 there was a net loss of $9.7 million ($2.10 per share) primarily due to a non-cash pre-tax charge of $8.7 million to write-down the value of certain land inventory. This compares to net income of $26,327 ($0.01 per share) for the current period ended March 31, 1998.

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

         During the first quarter of 1998, the Company used a portion of available cash provided by increased operating revenues to purchase $3.85 million of senior notes and decrease other liabilities in part by accelerating payment of payables to its vendors in consideration for discounts ranging from 2.0% to 6.0%. At March 31, 1998, the Company had approximately $21.3 million in cash and cash equivalents and the availability of substantially all of it's $10.0 million revolving line of credit.

         Oriole also has an outstanding balance of about $12.4 million of a purchase money mortgage at an interest rate of 7.15%, collateralized by land and buildings. Of this balance, $0.2 million is due in 1998 and the balance is payable by 2003.

         The Company had no firm commitments for capital expenditures as of the balance sheet date. The Company believes that current cash resources, cash from operations and borrowings under its line of credit will be sufficient to meet anticipated working capital requirements through March 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The March 31, 1998 unaudited Financial Statements included in this form 10-Q have been reviewed by Grant Thornton LLP in accordance with established professional standards and procedures for such a review.

Reports on Form 8K

(a) There were no reports on Form 8-K for the three months ended March 31, 1998.

(b)      Exhibits

27.0     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ORIOLE HOMES CORP.
                                               (Registrant)

DATE: 5/13/98                             /s/ R.D. Levy
--------------------------                -------------------------------------
                                          R.D. Levy,
                                          Chairman of the Board,
                                          Chief Executive Officer,
                                          Director



DATE: 5/13/98                             /s/ J. Pivinski
-------------------------                 -------------------------------------
                                          J. Pivinski, Vice President - Finance,
                                          Treasurer, Chief Financial Officer