Form 10-Q
period 1998-06-30
ORIOLE HOMES CORP
filed 1998-08-11
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  June 30, 1998                Commission File No. 1-6963


                               ORIOLE HOMES CORP.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Florida                                  59-1228702
--------------------------------------       -----------------------------------
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                    Identification No.)




   1690 S. Congress Ave., Suite 200 Delray Beach, Fl.                 33445
----------------------------------------------------------      ----------------
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



Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

               Class                            Outstanding at July 30, 1998
-------------------------------------          --------------------------------
Common Stock, Class A, par value $.10                     1,864,149
Common Stock, Class B, par value $.10                     2,761,375

          PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   ORIOLE HOMES CORP. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                  ASSETS


                                                         June 30,         December 31,
                                                           1998               1997
                                                        (Unaudited)        (Audited)
                                                        ------------      ------------

Cash and cash equivalents                               $ 21,186,286      $ 19,830,523

Receivables
     Mortgage notes                                          266,104           267,323
     Income taxes                                                 --           765,437
                                                        ------------      ------------
                                                             266,104         1,032,760

Inventories
     Land                                                 53,732,799        58,120,681
     Houses and condominiums completed or
        under construction                                37,513,673        42,007,641
     Model houses and condominiums                         5,161,343         4,871,304
                                                        ------------      ------------
                                                          96,407,815       104,999,626
     Less estimated costs of completion
              included in inventories                      8,876,691        11,597,567
                                                        ------------      ------------
                                                          87,531,124        93,402,059
                                                        ------------      ------------

Property and equipment, at cost
     Land                                                    620,454           654,936
     Buildings                                             3,992,927         4,338,159
     Furniture, fixtures and equipment                     3,635,314         3,339,242
                                                        ------------      ------------
                                                           8,248,695         8,332,337
     Less accumulated depreciation                         4,090,977         4,055,564
                                                        ------------      ------------
                                                           4,157,718         4,276,773
                                                        ------------      ------------

Property and equipment held for sale, at cost             11,945,651        12,264,126

Investments in and advances to joint ventures              3,880,313         4,495,000

Other
     Prepaid expenses                                      2,434,402         2,275,569
     Unamortized debt issuance costs                       1,320,784         1,552,227
     Land held for investment, at cost                     2,127,009         2,354,398
     Other assets                                          3,629,449         3,576,695
                                                        ------------      ------------
                                                           9,511,644         9,758,889
                                                        ------------      ------------

Total assets                                            $138,478,840      $145,060,130
                                                        ============      ============



See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                          June 30,        December 31,
                                                            1998              1997
                                                        (Unaudited)        (Audited)
                                                        ------------      ------------
Liabilities
     Line of credit                                     $     10,000      $     10,000
     Mortgage notes payable                               12,331,358        12,438,445
     Accounts payable and accrued liabilities             11,122,740        13,141,491
     Customer deposits                                     7,293,546         6,389,145
     Senior notes                                         61,306,558        66,184,074
                                                        ------------      ------------

        Total liabilities                                 92,064,202        98,163,155

Shareholders' equity
     Class A common stock, $.10 par value
        Authorized - 10,000,000 shares
        Issued and outstanding -
            1,864,149 in 1998 and in 1997                    186,415           186,415
     Class B common stock, $.10 par value
        Authorized - 10,000,000 shares
        Issued and outstanding -
            2,761,375 in 1998 and in 1997                    276,138           276,138
     Additional paid-in capital                           19,267,327        19,267,327
     Retained earnings                                    26,684,758        27,167,095
                                                        ------------      ------------

        Total shareholders' equity                        46,414,638        46,896,975
                                                        ------------      ------------

Total liabilities and shareholders' equity              $138,478,840      $145,060,130
                                                        ============      ============




See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                           Six Months Ended                        Three Months Ended
                                                                 June 30,                                June 30,
                                                     -------------------------------       -------------------------------
                                                          1998              1997                1998               1997
                                                     ------------       ------------       ------------       ------------
Revenues
     Sales of houses and condominiums                $ 38,497,335       $ 45,224,074       $ 13,165,057       $ 25,445,526
     Sales of land                                             --              5,500                 --                 --
     Other operating revenues                           1,995,904          1,653,009          1,024,981            826,472
     Interest, rentals and other income                 1,654,351          1,826,177            722,832          1,013,831
     Gain on sale of property and
        land held for investment, net                     790,581            501,533            599,668            501,420
                                                     ------------       ------------       ------------       ------------
                                                       42,938,171         49,210,293         15,512,538         27,787,249
                                                     ------------       ------------       ------------       ------------

Costs and Expenses
     Cost of houses and
        condominiums sold                              33,246,929         40,217,979         11,232,729         22,419,822
     Inventory valuation adjustment                            --         17,050,000                 --          8,350,000
     Fixed asset valuation adjustment                          --          4,525,000                 --          4,525,000
     Cost of land sold                                         --              3,246                 --                 --
     Costs relating to other
        operating revenues                              1,622,507          1,691,347            767,545            889,397
     Selling, general and
        administrative expenses                         7,817,984          9,183,521          3,601,873          4,906,947
     Interest costs incurred                            4,562,278          5,061,222          2,244,133          2,473,807
     Interest capitalized (deduct)                     (3,829,190)        (4,713,245)        (1,825,078)        (2,313,443)
                                                     ------------       ------------       ------------       ------------
                                                       43,420,508         73,019,070         16,021,202         41,251,530
                                                     ------------       ------------       ------------       ------------

(Loss) before provision for (benefit from)
     income taxes                                        (482,337)       (23,808,777)          (508,664)       (13,464,281)

Provision for (benefit from) income taxes                      --           (307,261)                --            342,319
                                                     ------------       ------------       ------------       ------------

Net (loss)                                           $   (482,337)      $(23,501,516)      $   (508,664)      $(13,806,600)
                                                     ============       ============       ============       ============

Net loss per Class A and B common
     share available for common
        stockholders - Basic                         $       (.10)      $      (5.08)      $       (.11)      $      (2.98)
                                                     ============       ============       ============       ============

Weighted average number of common
     stock outstanding - Basic                          4,625,524          4,625,524          4,625,524          4,625,524
                                                     ============       ============       ============       ============

Net loss per Class A and B common
     share available for common
        stockholders - Diluted                       $       (.10)      $      (5.08)      $       (.11)      $      (2.98)
                                                     ============       ============       ============       ============

Weighted average number of common
     stock outstanding - Diluted                        4,625,524          4,625,524          4,625,524          4,625,524
                                                     ============       ============       ============       ============



See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                             -------------------------------
                                                                                 1998                1997
                                                                             ------------       ------------
Cash flows from operating activities
     Net (loss)                                                              $   (482,337)      $(23,501,516)

      Adjustments to reconcile net (loss) to net
       cash provided by operating activities
        Depreciation                                                              615,461            689,322
        Amortization                                                              403,927            274,555
        Deferred income taxes                                                          --            458,176
        Gain on sale of property and land held for investment, net               (790,581)          (501,533)
     (Increase) decrease in operating assets
        Receivables                                                               766,656          2,400,922
        Inventories                                                             5,904,875            487,040
        Inventory valuation adjustment                                                 --         17,050,000
        Fixed asset valuation adjustment                                               --          4,525,000
        Other assets                                                             (211,587)          (663,246)
     Increase (decrease) in operating liabilities
        Accounts payable and accrued liabilities                               (2,018,751)          (658,155)
        Customer deposits                                                         904,401          3,852,161
                                                                             ------------       ------------
            Total adjustments                                                   5,574,401         27,914,242
                                                                             ------------       ------------
                Net cash provided by operating activities                       5,092,064          4,412,726
                                                                             ------------       ------------

Cash flows from investing activities
     Return on investment in joint ventures                                       614,687          1,868,000
     Capital expenditures                                                        (404,680)          (338,186)
     Proceeds from the sale of property and equipment                           1,210,779          1,060,182
                                                                             ------------       ------------

                Net cash provided by investing activities                       1,420,786          2,589,996
                                                                             ------------       ------------

Cash flows from financing activities
     Payment of mortgage note                                                    (107,087)           (99,719)
     Borrowings under line of credit agreement                                         --          9,100,000
     Repayments under line of credit agreement                                         --        (11,700,000)
     Repurchase of senior notes                                                (5,050,000)                --
                                                                             ------------       ------------
                Net cash (used in) financing activities                        (5,157,087)        (2,699,719)
                                                                             ------------       ------------

Net increase in cash and cash equivalents                                       1,355,763          4,303,003

Cash and cash equivalents at beginning of period                               19,830,523          2,409,376
                                                                             ------------       ------------

Cash and cash equivalents at end of period                                   $ 21,186,286       $  6,712,379
                                                                             ============       ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest (net of amount capitalized)                                    $    869,240       $    262,916
     Income taxes                                                            $      2,627       $         --


See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 30, 1998 and the related statements of operations and cash flows for the three months and six months ended June 30, 1998 and 1997 of Oriole Homes Corp. and its subsidiaries have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three months and the six months ended June 30, 1998 are not necessarily indicative of the results for the entire year.

3.     Inventory valuation adjustment

       Statement of Financial Accounting Standards ("SFAS") No. 121 requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the undiscounted expected future cash flows from the use of the assets is less than the net book value of the assets. The Company periodically reviews the carrying value of its assets and, if such reviews indicate the potential for lack of recovery of the net book value, adjusts the assets accordingly.

       In this regard, the Company recorded in the first quarter of 1997 a non-cash inventory valuation adjustment totaling $8,700,000 or $1.88 per common share, reducing certain land inventory to its estimated fair value less cost to sell. The inventory adjustment pertained to land for approximately 1,000 unsold housing units located in five developments. In addition, the Company recorded, in the second quarter of 1997, an inventory valuation adjustment of $8,350,000 or $1.81 per common share related to certain land inventory in the amount of $8,150,000 for approximately 1,200 unsold housing units and the contingent sale portion of a land sale in the amount of $200,000.

       Deteriorating market conditions during the first half of 1997 caused the Company to lower selling prices in order to maintain acceptable sales levels and absorb then current inventory, resulting in the inventory valuation adjustment.

4.     Fixed asset adjustment

       The Company recorded in the second quarter of 1997 a fixed asset valuation adjustment of $4,525,000, or $.98 per common share, related to a rental apartment project. During the second quarter, management decided to dispose of this rental project and, therefore, reduced its carrying amount to its fair value less cost to sell.

5. These adjustments were based in part on management estimates and assumptions that affected the reported valuation of the assets and the amount of revenues and expenses. Actual future results could differ from these estimates.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.      Backlog of contracts for sales of houses and condominiums

                                       June 30, 1998                    December 31, 1997
                               ----------------------------      ----------------------------
                                  Units           Amounts           Units           Amounts
                               -----------      -----------      -----------      -----------

Single-family homes                    171      $29,865,404              152      $27,683,438
Multi-family                           147       20,165,998               91       12,730,745
                               -----------      -----------      -----------      -----------

Total                                  318      $50,031,402              243      $40,414,183
                               ===========      ===========      ===========      ===========




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

       The indenture under which the Notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002. The indenture contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At June 30, 1998, dividend payments are restricted and will be restricted until the Company posts cumulative net income in excess of $62,200,000.

       During the six months ended June 30, 1998, the Company repurchased $5,050,000 of Senior Notes to be used as part of the sinking fund and has accumulated approximately $7,700,000 toward the $17,500,000 payment due January 15, 2001.

8.     Line of credit

       A revolving loan agreement (line of credit) with a bank, collateralized by land, provides up to $10,000,000 of borrowings, at an interest rate of prime plus 1.5%, of which $9,990,000 is available at June 30, 1998. The agreement expires June 30, 1999.

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


9.     Income taxes

       At June 30, 1998, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realized these benefits is not "more likely than not" as defined by FASB Statement No. 109 "Accounting for Income Taxes".

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

                                        Grant Thornton LLP
                                        Certified Public Accountants
                                        200 East Broward Boulvevard, Suite 2000
                                        Fort Lauderdale, Florida 33301






Board of Directors
Oriole Homes Corp.

We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the company's management.

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



Miami, Florida
August 6, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         The Company's revenues from home sales decreased $12.3 million (48.3%) to $13.2 million during the second quarter of 1998 as compared to 1997 primarily as a result of a reduction in the number of homes delivered. Oriole delivered 82 homes in the 1998 second quarter compared to 162 in the same period in 1997. The average selling price of homes delivered increased about 2.2%, from $157.1 to $160.5. The number of contracts signed at 144 and the aggregate dollar value of those contracts at $22.3 million decreased in the 1998 second quarter from 193 and $31.5 million, respectively, in the same period in 1997.

         Other operating revenues and Interest, rentals and other income remained at approximately the same level in the second quarter of 1998 when compared to the same period in 1997.

         Cost of home sales decreased to $11.2 million (50.0%) in 1998 from $22.4 million in 1997 as a result of a decrease in the number of homes delivered. As a percentage of home sales, cost of sales decreased to 85.3% from 88.1% in the second quarter of 1997, as the result of the increase in average selling price previously mentioned and a reduction in direct construction costs and the inventory valuation adjustment in 1997.

         Selling, general and administrative expenses decreased by $1.3 million but as a percentage of revenues increased to 23.2% from 17.7% of revenues for the same period in 1997 due to the corresponding reduction of home deliveries, as previously discussed.

         In the prior year quarter ended June 30, 1997 there was a net loss of $13.8 million ($2.98 per share) primarily due to a non-cash pre-tax charge of $8.4 million to write-down the value of certain land inventory and $4.5 million to write-down the cost of a rental apartment project to estimated fair market value, less cost to sell. This compares to a net loss of $0.5 million ($0.11 per share) for the current period ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         The Company's revenues from home sales decreased $6.7 million (14.9%) to $38.5 million in the six month period of 1998 as compared to 1997 as a result of the number of homes delivered. Oriole delivered 233 homes in the 1998 first quarter compared to 282 in the same period in 1997. The average selling price of homes delivered in 1998 increased about 3.0%, from $160.4 to $165.2. The number of contracts signed at 308 and the aggregate dollar value of those contracts at $48.1 million decreased in the 1998 first six months from 455 and $71.7 million, respectively, for the same period in 1997.

         Other operating revenues and Interest, rentals and other income increased to $4.4 million in the six month period of 1998 from $4.0 million in 1997 primarily due to an increase in interest earned on available cash.

         Cost of home sales decreased to $33.2 million (17.3%) in 1998 from $40.2 million in 1997 as a result of a decrease in the number of homes delivered. As a percentage of home sales, cost of sales decreased to 86.4% from 88.9% in the first six months of 1997, as the result of the increase in average selling price previously mentioned and the reduction in direct construction costs and the inventory valuation adjustment in 1997.

         Selling, general and administrative expenses decreased by $1.4 million and also decreased to 18.2% of revenues in the first six months of 1998 as compared to 18.7% in the same period in 1997. This improvement was the result of the implementation of certain strategic initiatives designed to enhance operating efficiencies, including a workforce reduction program and consolidation of facilities.

          In the prior year first six months ended June 30, 1997 there was a net loss of $23.5 million ($5.08 per share) primarily due to a non-cash pre-tax charge of $17.1 million to write-down the value of certain land inventory and of $4.5 million to write-down the cost of a rental apartment project to estimated fair market value, less cost to sell. This compares to a net loss of $0.5 million ($0.10 per share) for the comparable period ended June 30, 1998.

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

         During the first six months of 1998, the Company used a portion of available cash provided by operations to purchase $5.05 million of senior notes and decrease other liabilities in part by accelerating payment of payables to its vendors in consideration for discounts ranging from 2.0% to 6.0%. At June 30, 1998, the Company had approximately $21.2 million in cash and cash equivalents and the availability of substantially all of it's $10.0 million revolving line of credit.

         Oriole also has an outstanding balance of about $12.0 million of a purchase money mortgage at an interest rate of 7.15%, collateralized by land and buildings. Of this balance, $0.2 million is due in 1998 and the balance is payable by 2003.

         The Company had no firm commitments for capital expenditures as of the balance sheet date. The Company believes that current cash resources, cash from operations and borrowings under its line of credit will be sufficient to meet anticipated working capital requirements through June 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On May 21, 1998, the Securities and Exchange Commission (the "SEC") adopted changes to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the shareholder proposal rule), and related rules. Pursuant to these rule changes, the SEC returned to its pre-1992 practice of reviewing on a case-by-case basis whether shareholder proposals raise significant social policy issues, and therefore are includable in an issuer's proxy statement, or whether the proposal may be excluded as "ordinary business."

In addition, the SEC amended Rule 14a-4, which governs a company's use of its discretionary proxy voting authority with respect to a shareholder proposal that the shareholder has not sought to include in the proxy statement pursuant to Rule 14a-8. New Rule 14(c)(1) sets a 45 day advance notice requirement. If a shareholder fails to notify the company at least 45 days prior to the month and day of mailing the prior year's proxy statement, then management will be permitted to use their discretionary voting authority when the proposal is raised at the company's annual meeting, without any discussion of the matter in the proxy statement.

In the case of Oriole, the deadline for notice to Oriole for shareholder proposals that are not sought to be included in the proxy statement with respect to the 1999 Annual Meeting is March 15, 1999.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The June 30, 1998 unaudited Financial Statements included in this form 10-Q have been reviewed by Grant Thornton LLP in accordance with established professional standards and procedures for such a review.

Reports on Form 8K

(a)   Exhibits

      27 Financial Data Schedule



(b) There were no reports on Form 8-K for the three months ended June 30, 1998.

                                   SIGNATURES





Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         ORIOLE HOMES CORP.
                                         ------------------
                                            (Registrant)



DATE:    8/6/98                          /s/ R.D. Levy
--------------------------               --------------------------------------
                                         R.D. Levy,
                                         Chairman of the Board,
                                         Chief Executive Officer,
                                         Director

DATE:    8/6/98                          /s/ J. Pivinski
--------------------------               --------------------------------------
                                         J. Pivinski, Vice President - Finance,
                                         Treasurer, Chief Financial Officer