Form 10-Q
period 1998-09-30
ORIOLE HOMES CORP
filed 1998-11-13
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 1998           Commission File No. 1-6963


                               ORIOLE HOMES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Florida                                 59-1228702
-----------------------------------   ----------------------------------------
   (State or other jurisdiction of                (IRS Employer
    Incorporation or organization)              Identification No.)




  1690 S. Congress Ave., Suite 200 Delray Beach, Fl.              33445
--------------------------------------------------------    ------------------
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



Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

             Class                          Outstanding at October 20, 1998
----------------------------------------   -----------------------------------
  Common Stock, Class A, par value $.10              1,864,149
  Common Stock, Class B, par value $.10              2,761,375

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                   September 30,      December 31,
                                                       1998               1997
                                                    (Unaudited)        (Audited)
                                                   -------------     ------------
Cash and cash equivalents                          $  9,180,991      $ 19,830,523
                                                   ------------      ------------
Receivables
      Mortgage notes                                    265,475           267,323
      Income taxes                                           --           765,437
                                                   ------------      ------------
                                                        265,475         1,032,760

Inventories
      Land                                           54,228,232        58,120,681
      Houses and condominiums completed or
          under construction                         44,337,304        42,007,641
      Model houses and condominiums                   4,589,453         4,871,304
                                                   ------------      ------------
                                                    103,154,989       104,999,626
      Less estimated costs of completion
                included in inventories               8,337,106        11,597,567
                                                   ------------      ------------
                                                     94,817,883        93,402,059
                                                   ------------      ------------
Property and equipment, at cost
      Land                                              517,554           654,936
      Buildings                                       3,505,343         4,338,159
      Furniture, fixtures and equipment               3,564,522         3,339,242
                                                   ------------      ------------
                                                      7,587,419         8,332,337
      Less accumulated depreciation                   4,021,766         4,055,564
                                                   ------------      ------------
                                                      3,565,653         4,276,773
                                                   ------------      ------------
Property and equipment held for sale, at cost        11,786,414        12,264,126

Investments in and advances to joint ventures         3,880,313         4,495,000

Other
      Prepaid expenses                                2,138,876         2,275,569
      Unamortized debt issuance costs                 1,153,683         1,552,227
      Land held for investment, at cost               2,127,009         2,354,398
      Other assets                                    3,824,764         3,576,695
                                                   ------------      ------------
                                                      9,244,332         9,758,889
                                                   ------------      ------------
Total assets                                       $132,741,061      $145,060,130
                                                   ============      ============



See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                    September 30,     December 31,
                                                        1998              1997
                                                     (Unaudited)        (Audited)
                                                    ------------      ------------
Liabilities
      Line of credit                                $     10,000      $     10,000
      Mortgage notes payable                          12,276,366        12,438,445
      Accounts payable and accrued liabilities        11,457,079        13,141,491
      Customer deposits                                7,240,893         6,389,145
      Senior notes                                    55,713,067        66,184,074
                                                    ------------      ------------

          Total liabilities                           86,697,405        98,163,155

Shareholders' equity
      Class A common stock, $.10 par value
          Authorized - 10,000,000 shares,
            issued and outstanding -
              1,864,149 in 1998 and in 1997              186,415           186,415
      Class B common stock, $.10 par value
          Authorized - 10,000,000 shares,
            issued and outstanding -
              2,761,375 in 1998 and in 1997              276,138           276,138
      Additional paid-in capital                      19,267,327        19,267,327
      Retained earnings                               26,313,776        27,167,095
                                                    ------------      ------------

          Total shareholders' equity                  46,043,656        46,896,975
                                                    ------------      ------------

Total liabilities and shareholders' equity          $132,741,061      $145,060,130
                                                    ============      ============



See notes to the consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                     Nine Months Ended                   Three Months Ended
                                                       September 30,                           September 30,
                                              -------------------------------       ------------------------------
                                                  1998               1997               1998               1997
                                              ------------       ------------       ------------       -----------
Revenues
      Sales of houses and condominiums        $ 53,414,898       $ 68,113,343       $ 14,917,563       $ 22,889,269
      Sales of land                                  8,500             50,500              8,500             45,000
      Other operating revenues                   2,950,750          2,503,132            954,846            850,123
      Gain on sale of property and
          land held for investment, net          1,224,940            520,884            434,359             19,351
      Interest, rentals and other income         2,267,475          2,454,993            613,124            628,816
                                              ------------       ------------       ------------      -------------
                                                59,866,563         73,642,852         16,928,392         24,432,559
                                              ------------       ------------       ------------      -------------

Costs and Expenses
      Cost of houses and
          condominiums sold                     45,992,350         60,439,803         12,745,421         20,221,824
      Inventory valuation adjustment                    --         17,050,000                 --                 --
      Fixed asset valuation adjustment                  --          4,525,000                 --                 --
      Cost of land sold                              2,097             13,338              2,097             10,092
      Costs relating to other
          operating revenues                     2,405,195          2,853,572            782,688          1,162,225
      Selling, general and
          administrative expenses               11,256,876         13,005,549          3,438,892          3,822,028
      Interest costs incurred                    6,717,194          7,511,187          2,154,916          2,449,965
      Interest capitalized (deduct)             (5,653,830)        (6,992,537)        (1,824,640)        (2,279,292)
                                              ------------       ------------       ------------      -------------
                                                60,719,882         98,405,912         17,299,374         25,386,842
                                              ------------       ------------       ------------      -------------

Loss before benefit from income taxes             (853,319)       (24,763,060)          (370,982)          (954,283)

Benefit from income taxes                               --         (1,131,359)                --           (824,098)
                                              ------------       ------------       ------------      -------------
Net loss                                      $   (853,319)      $(23,631,701)      $   (370,982)     $    (130,185)
                                              ============       ============       ============      =============

Net loss per Class A and B common
      share available for common
          stockholders - Basic                $       (.18)      $      (5.11)      $       (.08)     $         (.03)
                                              ============       ============       ============      ==============

Weighted average number of common
      shares outstanding - Basic                 4,625,524          4,625,524          4,625,524          4,625,524
                                              ============       ============       ============       ==============

Net loss per Class A and B common
      share available for common
          stockholders - Diluted              $       (.18)      $      (5.11)      $       (.08)      $         (.03)
                                              ============       ============       ============       ==============

Weighted average number of common
      shares outstanding - Diluted               4,625,524          4,625,524          4,625,524            4,625,524
                                              ============       ============       ============       ==============



See notes to the consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           -------------------------------
                                                                                1998              1997
                                                                           -------------      -----------
Cash flows from operating activities
      Net (loss)                                                           $   (853,319)      $(23,631,701)

       Adjustments to reconcile net (loss) to net
        cash (used in) provided by operating activities
          Depreciation                                                          928,766          1,033,229
          Amortization                                                          699,537            376,320
          Deferred income taxes                                                      --           (365,922)
          Gain on sale of property and land held for investment, net         (1,224,940)          (520,884)
      (Increase) decrease in operating assets
          Receivables                                                           767,285          2,408,204
          Inventories                                                        (1,386,912)           931,444
          Inventory valuation adjustment                                             --         17,050,000
          Fixed asset valuation adjustment                                           --          4,525,000
          Other assets                                                         (111,376)          (801,988)
      Increase (decrease) in operating liabilities
          Accounts payable and accrued liabilities                           (1,684,412)        (4,210,243)
          Customer deposits                                                     851,748          3,285,673
                                                                           ------------       ------------
              Total adjustments                                              (1,160,304)        23,710,833
                                                                           ------------       ------------
                  Net cash (used in) provided by operating activities        (2,013,623)            79,132
                                                                           ------------       ------------

Cash flows from investing activities
      Return on investment in joint ventures                                    614,687          1,928,000
      Land held for investment                                                       --             (7,626)
      Capital expenditures                                                     (584,441)          (382,515)
      Proceeds from the sale of property and equipment                        2,267,924          1,102,139
                                                                           ------------       ------------

                  Net cash provided by investing activities                   2,298,170          2,639,998
                                                                           ------------       ------------

Cash flows (used in) financing activities
      Payment of mortgage note                                                 (162,079)          (150,927)
      Borrowings under line of credit agreement                                      --         14,398,971
      Repayments under line of credit agreement                                      --        (15,498,971)
      Repurchase of senior notes                                            (10,772,000)
                                                                           ------------       ------------
                  Net cash (used in) financing activities                   (10,934,079)        (1,250,927)
                                                                           ------------       ------------

Net (decrease) increase in cash and cash equivalents                        (10,649,532)         1,468,203

Cash and cash equivalents at beginning of period                             19,830,523          2,409,376
                                                                           ------------       ------------

Cash and cash equivalents at end of period                                 $  9,180,991       $  3,877,579
                                                                           ============       ============

Supplemental disclosures of cash flow information Cash paid
during the period for:
      Interest (net of amount capitalized)                                 $  3,311,614       $  2,497,969
      Income taxes                                                         $      2,627       $         --

See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of September 30, 1998 and the related statements of operations and cash flows for the three months and nine months ended September 30, 1998 and 1997 of Oriole Homes Corp. and its subsidiaries have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three months and the nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year.

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

5. These adjustments were based in part on management estimates and assumptions that affected the reported valuation of the assets and the amount of revenues and expenses. There have been no subsequent valuation adjustments since June 30, 1997. Actual future results could differ from these estimates.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Backlog of contracts for sales of houses and condominiums

                    September 30, 1998        December 31, 1997
                  ---------------------     ---------------------
                  Units       Amounts       Units        Amounts
                  -----     -----------     -----     -----------
Single-family      159      $27,710,883      152      $27,683,438
Multi-family       148       20,235,833       91       12,730,745
                   ---      -----------      ---      -----------

Total              307      $47,946,716      243      $40,414,183
                   ===      ===========      ===      ===========

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

       The indenture under which the Notes were issued requires sinking fund payments of $17,500,000 on January 15, 2001 and January 15, 2002. The indenture contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At September 30, 1998, dividend payments are restricted and will be restricted until the Company posts cumulative net income in excess of $62,200,000.

       During the nine months ended September 30, 1998, the Company repurchased $5,722,000 of Senior Notes to be used as part of the sinking fund and has accumulated $13,400,000 toward the $17,500,000 payment due January 15, 2001.


8.     Line of credit

       A revolving loan agreement (line of credit) with a bank, collateralized by land, provides up to $10,000,000 of borrowings, at an interest rate of prime plus 1.5%, of which $9,990,000 is available at September 30, 1998. The agreement expires June 30, 2000.

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


9.     Income taxes

       At September 30, 1998, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realized these benefits is not "more likely than not" as defined by FASB Statement No. 109 "Accounting for Income Taxes".

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

                                        Grant Thornton LLP
                                        Certified Public Accountants
                                        200 East Broward Boulvevard, Suite 2000
                                        Fort Lauderdale, Florida 33301






Board of Directors
Oriole Homes Corp.

We have reviewed the accompanying consolidated balance sheet of Oriole Homes Corp. and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

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


Miami, Florida
November 9, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         The Company's revenues from home sales decreased $8.0 million (34.8%) to $14.9 million during the third quarter of 1998 as compared to the comparable quarter of 1997 primarily as a result of a reduction in the number of homes delivered. Oriole delivered 91 homes in the 1998 third quarter compared to 141 in the same period in 1997. The average selling price of homes delivered increased from $162.3 to $163.9. The number of contracts signed at 80 and the aggregate dollar value of those contracts at $12.8 million decreased in the 1998 third quarter from 94 and $15.8 million, respectively, from the same period in 1997.

         Non homebuilding revenues increased $0.5 million during the quarter ended September 30, 1998 compared to the same period in 1997, primarily due to the sales of recreation facility leases during the third quarter of 1998.

         Cost of home sales decreased to $12.7 million (37.0%) in 1998 from $20.2 million in 1997 as a result of a decrease in the number of homes delivered. As a percentage of home sales, cost of sales decreased to 85.4% from 88.4% in the third quarter of 1997. This was the result of a reduction in direct construction costs, the impact of the 1997 inventory valuation adjustment and the execution of a strategy to better match sales pace with construction delivery schedules.

         Selling, general and administrative expenses, exclusive of an extraordinary charge to write-off unamortized debt discount associated with the purchase of $5.7 million in Senior Notes, decreased by $0.4 million. These expenses, however, increased as a percentage of revenues to 20.3% from 15.6% of revenues from the same period in 1997 due to the reduction in revenues related to fewer home deliveries, as previously discussed.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $0.9 million (108.0%) to $1.7 million in the third quarter of 1998 as compared to the same period in 1997 primarily due to the increase in operating income during this period.



NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         The Company's revenues from home sales decreased $14.7 million (21.6%) to $53.4 million in the nine month period of 1998 as compared to the comparable period of 1997 as a result of a reduction in the number of homes delivered. Oriole delivered 324 homes in the nine month period compared to 423 homes in the same period in 1997. The average selling price of homes delivered in 1998 increased about 2.4%, from $161.0 to $164.9. The number of contracts signed at 388 and the aggregate dollar value of those contracts at $60.9 million decreased in the 1998 nine month period from 549 and $87.5 million, respectively, from the same period in 1997.

         Non homebuilding revenues increased to $6.4 million in the 1998 nine month period compared to $5.5 million in the comparable period of 1997 primarily due to $0.7 million derived from sales of recreation facility leases.

         Cost of home sales decreased to $46.0 million (23.9%) in 1998 from $60.4 million in 1997 as a result of a decrease in the number of homes delivered. As a percentage of home sales, cost of sales decreased to 86.1% from 88.7% in the nine month period of 1997 as the result of the increase in average selling price previously mentioned, the impact of the 1997 inventory valuation adjustment and the execution of a strategy to better match sales pace with construction delivery schedules.

         Selling, general and administrative expenses, exclusive of an extraordinary charge to write-off unamortized debt discount associated with the purchase of $10.8 million in Senior Notes, decreased by $2.1 million (16.4%) to $10.9 million in the nine month period ended September 30, 1998 compared to the same period in 1997. This improvement was the result of the implementation of strategic initiatives designed to enhance operating efficiencies, which included a workforce reduction program, the consolidation of facilities, a centralized purchasing initiative and functional outsourcing.

         EBITDA increased $2.6 million (87.9%) to $5.6 million in 1998 from $3.0 million in 1997 primarily due to the increase in operating income for the nine months ended September 30, 1998.

          In the nine months ended September 30, 1997 there was a net loss of $23.6 million ($5.11 per share) primarily due to a non-cash pre-tax charge of $17.1 million to write-down the value of certain land inventory and a $4.5 million charge to write-down the cost of a rental apartment project to estimated fair market value, less cost to sell. Exclusive of this write-off, the net loss for this period was $2.0 million ($0.44 per share). This compares to a net loss of $0.9 million ($0.18 per share) for the comparable period ended September 30, 1998.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition, construction volume and the market value of non-homebuilding land. In the past, the Company has financed its working capital needs through funds generated by operations, the sale of investment property and long-term borrowings.

         During 1998, the Company used a portion of available cash provided by operations to purchase $10.8 million of senior notes and decrease other liabilities in part by accelerating payment of payables to its vendors in consideration for discounts ranging from 2.0% to 6.0%. In July 1998, the Company purchased land for development purposes for $1.8 million in cash.

         At September 30, 1998, the Company had approximately $9.2 million in cash and cash equivalents and the availability of substantially all of it's $10.0 million revolving line of credit.

         Oriole also has an outstanding principal balance of $12.3 million of a purchase money mortgage at an interest rate of 7.15%, collateralized by land and buildings. Of this balance, $0.2 million is due in 1998 and the balance is payable by 2003.

         The Company had no firm commitments for capital expenditures other than disclosed below in subsequent events as of the balance sheet date. The Company believes that current cash resources, cash from operations and borrowings under its line of credit will be sufficient to meet anticipated working capital requirements through September 30, 1999.



SUBSEQUENT EVENTS

         In October 1998, the expiration date of the Company's $10.0 million revolving line of credit was extended to June 30, 2000.

         On October 15, 1998, the Company purchased land for development purposes for $2.8 million in cash.


FORWARD LOOKING STATEMENTS

         Certain statements made in this document, including certain statements made in Management's Discussion and Analysis, contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the expectations of management with respect to revenues, profitability, marketplace conditions, adequacy of funds from operations and regulatory conditions applicable to the Company, among other things.

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



YEAR 2000

         The Company has assessed, and formulated a plan to resolve, its information technology ("IT") and non-IT system year 2000 issues. The Company intends to either replace its software systems and applications in their entirety or to substantially upgrade these systems and applications in the first quarter of 1999 for reasons unrelated to year 2000 compliance. The Company had been advised that both the new replacement systems and applications, as well as the upgraded systems and applications will cause its IT system to be fully year 2000 compliant. The Company expects to test its systems and applications for year 2000 compliance in conjunction with its cost of its new or upgraded software systems and applications. The Company does not consider any other IT or any non-IT systems of the Company to be critical to Company operations and if non-capable for year 2000, the only effect would be inconvenience. There will be no incremental additional cost for acquiring a software and applications system that is year 2000 compliant and the Company does not anticipate that testing or any other measure relating to implementing its plan for year 2000 compliance will result in costs that would have a material impact on future earnings.

The Company has and is consulting with its subcontractors and suppliers regarding their year 2000 readiness and has been advised that they will be year 2000 compliant in all material respects. In any event, the Company believes that it would not be difficult to find alternative subcontractors and suppliers in the event that one of its existing subcontractors and suppliers were unable to satisfactorily perform as the result of failure to be year 2000 compliant.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The September 30, 1998 unaudited Financial Statements included in this Form 10-Q have been reviewed by Grant Thornton LLP in accordance with established professional standards and procedures for such a review.

Exhibits and Reports on Form 8K

(a)   Exhibits

      Exhibit 27-Financial Data Schedule (for SEC use only)



(b) There were no reports on Form 8-K filed for the three months ended September 30, 1998.

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




                                      ORIOLE HOMES CORP.
                                      ------------------
                                         (Registrant)



Date:    11/9/98                      s/ R.D. Levy
                                      -----------------------------------------
                                      R.D. Levy,
                                      Chairman of the Board,
                                      Chief Executive Officer,
                                      Director

Date:    11/9/98                      s/ J. Pivinski
                                      -----------------------------------------
                                      J. Pivinski, Vice President - Finance,
                                      Treasurer, Chief Financial Officer