Form 10-K
period 1998-12-31
ORIOLE HOMES CORP
filed 1999-03-31
CIK 74928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------
                                    FORM 10-K

  Annual Report pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998
                                 File No. 1-6963

                               ORIOLE HOMES CORP.
       1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445
                                 (561) 274-2000

               Florida                                 59-1228702
               -------                                 ----------
          (State of Incorporation)                   (I.R.S. Employer I.D.)

           Securities registered pursuant of Section 12(b) of the act:
                                                       Name of Each Exchange on
              Title of Each Class                         Which Registered
              -------------------                         ----------------

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

     As of March 22, 1999, the Company had outstanding 1,864,149 shares of its Class A Common Stock and 2,761,375 shares of its Class B Common Stock.

     The aggregate market value of voting stock held by non-affiliates of the Registrant is $9,894,027 as of March 22, 1999.

     Part III of this Report is incorporated by reference to the Registrant's Proxy Statement which will be filed for the 1999 Annual Meeting, to be held on May 12, 1999.

                               ORIOLE HOMES CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS

Part I                                                           Page

Item 1.        Business ..............................................      1

Item 2.        Properties ............................................     14

Item 3.        Legal Proceedings .....................................     14

Item 4.        Submission of Matters to a Vote of Security-Holders ...     14

Part II

Item 5.        Market for Registrant's Common Equity and
          Related Stockholder Matters .................................    15

Item 6.        Selected Financial Data ................................    16

Item 7.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................    17

Item 8.        Financial Statements and Supplementary Data ............    24

Item 9.        Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .........................    48

Part III

Item 10.  Directors and Executive Officers of the Registrant ..........    48

Item 11.  Executive Compensation ......................................    48

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management ..............................................    48

Item 13.  Certain Relationships and Related Transactions ..............    48

Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K .........................................    49

Signatures     ........................................................    52

Exhibit Index  ........................................................    53

                                     PART I
                                     ------
ITEM1          BUSINESS
General
     Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company" or "Oriole") builds and sells single-family homes, patio homes, townhomes, villas, duplexes and low and mid-rise condominiums, principally in southeast Florida. Oriole was incorporated in the State of Florida in 1968 as the successor to six corporations that had engaged in the construction and sale of single-family homes in Florida since 1963.
     The Company's executive office is located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445, and its telephone number is (561) 274-2000.
     The Company is a leader in the "active adult" (age 55 and over) market in south Florida. In 1998, approximately 75% of the Company's revenues were derived from sales of homes in communities designed exclusively for active adults. According to various market studies conducted on behalf of the Company, during each of the last five years Oriole was the largest builder of condominiums for active adults in Palm Beach County, measured by dollar volume and number of units sold.
     Oriole designs its product mix in response to the preferences of active adults, a demographic group which, according to U.S. Census reports, enjoys a high percentage of discretionary income in this marketplace and is the fastest growing segment of the population in the United States. In 1998, homes in the Company's active adult communities sold at prices that ranged from $100,000 to $195,000. Approximately 54% of these sales were for cash.
     During the year ended December 31, 1998, the average sales price for housing units sold by the Company was $158,500.

Home Building Data (in 000's)
     The following table sets forth information concerning sales, new contracts and backlog for each of the past five years for the Company's homes:

                            Years Ended December 31,
                             (Dollars in Thousands)
                             ----------------------


                                1998       1997       1996       1995       1994
                                ----       ----       ----       ----       ----
Total Sales
     Sales value            $ 82,737   $106,788   $100,661   $ 73,409   $110,116
     Number of homes             522        676        597        433        755

Total New Contracts
     Sales value            $ 75,876   $102,392   $110,122   $ 79,410   $100,109
     Number of homes             491        653        670        483        661

Total Backlog
     Sales value            $ 33,553   $ 40,414   $ 44,810   $ 35,349   $ 29,348
     Number of homes             212        243        266        193        143

     The Company anticipates delivering substantially all backlog, both in number of homes and dollar amount, within a twelve month period. It generally takes eight months after receipt of a contract to deliver a home. Typically, the Company's backlog tends to increase between January and May as active adults, who are planning retirement, generally plan occupancy of their homes in the months of October through December.

Operating Strategies
     The Company has attempted to maximize its financial return by (i) acquiring tracts of developed and undeveloped land and marketing this land in phases, (ii) developing planned communities, which permit the Company to take advantage of certain economies of scale, (iii) generally beginning construction only after a home is contracted for, and (iv) acting as general contractor and hiring subcontractors on a fixed-price or other negotiated cost-effective basis. In 1998, Oriole implemented certain strategic initiatives to help enhance profit margins, including a Process Redesign Program. This program is designed to allow for the evaluation, modification and automation of certain business processes in order to reduce home delivery time, enhance the quality of home construction and standardize options.
     Market-driven attributes which have contributed to Oriole's success include, (i) construction of quality homes within communities that offer a significant range of amenities, and therefore satisfy customers who have provided a continual source of referrals, (ii) the offering of a wide selection of competitively priced housing, which includes a substantial product mix, (iii) extensive knowledge of the Florida market, and (iv) a land acquisition and development strategy that both permits development and construction in phases and ensures availability of strategically located land for future marketing.
     The Company will continue to adhere to most of its current operating strategies but will also adopt new strategies as it deems appropriate to meet evolving and increasingly competitive market conditions. In this regard, the Company continues to extend its geographic market into the southwest and central Florida areas to take advantage of accelerated demand in those areas. It has also reduced reliance on the purchase of larger tracts of land outright with the use of "rolling" options and strategic alliances. The typical "rolling" option allows the Company an exclusive right to the future purchase of a predetermined quantity of land in a development at a price fixed at the original contract date, thereby allowing the Company to reduce its market risk by adjusting its level of investment. A typical strategic alliance allows for shared resources and risk between homebuilders and/or suppliers in the purchase, development and marketing of large parcels of land. These alliances may take various forms; i.e. direct investment, joint ventures, etc. Finally, the combination of land carrying costs and the reduction in the rate of land price appreciation has made it attractive to purchase property already substantially developed.
     Florida Market. The Company's residential developments are all located in the State of Florida and primarily in southeast Florida (Broward, Palm Beach and Martin Counties). The Company also has developments in the Naples and the Ocala areas.
     Quality Construction and Diverse Amenities. The Company creates a total lifestyle experience for the active adult. The communities usually include extensive product mix and recreational facilities, which range from intimate social clubhouses and swimming pools to multi-million dollar clubhouse environments which include tennis courts, indoor and outdoor swimming pools, theaters for the performing arts, health clubs/spas and other amenities.

     Product Diversification and Merchandising. The Company spends considerable effort in developing design, marketing and merchandising concepts for each of its communities. The design concepts determine the size, style and price range of homes, the layout of common areas and individual lots and the overall community presentation. The product line offered depends upon many factors, including the housing generally available in the area and the needs of a particular target market. After establishing design concepts and a marketing plan, the Company undertakes development activities which can include site planning and engineering and the construction of roads, sewer, water and drainage facilities and recreational facilities. Oriole seeks to appeal to a wide variety of buyers in different geographic locations with different individual risk profiles and lifestyle preferences and, accordingly, the Company offers a diversity of home styles and price ranges including single family, patio, townhomes, villas, duplexes and low and mid-rise condominiums. Sales prices range from $100,000 to $600,000, with an average price of $158,500 for homes delivered during 1998. See "Communities Currently Under Development or Construction", at page 6. The Company offers a variety of options for each of its homes. Options permit buyers some flexibility to customize their homes. They also provide the Company with higher margins while allowing the Company to maintain the efficiencies of a production builder. The Company believes the availability of options increases the appeal of its homes and makes them desirable to a wide variety of buyers. Designs are reviewed and refined to reflect changing buyer preferences.
     Land Acquisition and Development. The Company selects locations for its developments on the basis of accessibility to infrastructure such as major highways and thoroughfares, shopping areas, medical facilities and community cultural and recreation centers. The land is then separated into development phases and concepts, with actual construction typically beginning within one (1) year from the land acquisition date. The Company generally develops tracts of land that require site improvements prior to construction. This work sometimes requires that the Company maintain Performance Bonds with the appropriate regulatory authorities.

     Oriole's general policy is not to begin construction of single-family homes prior to the execution of a sales contract, which minimizes the costs and risk of completed but unsold inventory. The Company will, however, begin multi-family construction (duplex, townhouse, villa and multi-story complexes) when (a) sales contracts are executed for a predetermined percentage of the total units available and (b) profit can be enhanced by matching production schedule to deliveries. Land Sales. In the normal course of its business, the Company has and may sell land which either it can be sold at an advantageous price due to market conditions or because it no longer meets the Company's marketing needs. Sales of this land may also be made because it is located in areas where the Company considers its inventory to be excessive or because the land has been zoned for commercial use.

     Communities Currently Under Development or Construction
     The following  table  summarizes  information  as of December 31, 1998 with
     respect  to  the  Company's   principal   projects  under   development  or
     construction during 1998.

                                          Units Sold Units Sold
Name and            Year           Total      and       and
Location of     Development        Units   Delivered Delivered    Units Under    Units Under    Remaining
Development       Started Type    Planned  Thru 1998  in 1998   Construction(1)    Contract      Units(2)
-----------       ------------    -------  ---------  -------   ---------------    --------      --------

                                                                           At December 31, 1998
                                                                           --------------------
Country Glen        1993 Single     300        136           24        15             12            152
Cooper City              Family

Sandpiper Landing   1995 Single     145        116           49        17             22              7
Coconut Creek            Family

Coral Lakes         1992 Active   1,384        652          127        81             69            663
Delray Beach             Adult

Palm Isles          1991 Active     992        974           25         3              3             15
Boynton Beach            Adult

Palm Isles West     1995 Active     235        143           49         5              7             85
Boynton Beach            Adult

Majestic Isles      1994 Active     450        296           98        28             24            130
Boynton Beach            Adult

Addison Green       1998 Active     130         --           --        --             --            130
Boynton Beach            Adult


                                          Units Sold Units Sold
Name and            Year           Total      and       and
Location of     Development        Units   Delivered Delivered    Units Under    Units Under    Remaining
Development       Started Type    Planned  Thru 1998  in 1998   Construction(1)    Contract      Units(2)
-----------       ------------    -------  ---------  -------   ---------------    --------      --------

                                                                           At December 31, 1998
                                                                           --------------------
Summer Chase        1989 Active     221        168           19        33             22            31
Lake Worth               Adult

Whispering Sound    1991 Active     230        206           42        10             11            13
Palm City/Stuart         Adult

Sandpiper Isles     1995 Mixed      100(3)      59           20        -               2            39
Bonita Springs

Sandpiper Greens    1995 Mixed       60         14            3        -               4            42
Bonita Springs

Stonecrest          1995 Active     544(4)     204           66       23              36           304
Ocala                    Adult


     (1) Includes model units.
     (2) Includes model units and potential units to be constructed.
     (3) Reduction in original number of units purchased.
     (4) Includes purchase of additional land.

     Country Glen is a community of single-family  homes located in Cooper City.
The  community  consists  of  300  units  with  recreational   facilities  under
development and construction. Prices range from $295,000 to $500,000.

     Sandpiper Landing is in a 240 acre master planned private-gated community consisting of 145 three and four bedroom, two-car garage residences, located in Coconut Creek. Prices range from $129,000 to $160,000.

     Coral Lakes is an active adult community in Boynton Beach with a multi-million dollar on-site clubhouse with substantial amenities. The community of 1,384 units features condominiums in two- and four-story buildings, villas, duplexes and sections of single-family residences with two- car garages. Prices range from $120,000 to $180,000.

     Palm Isles is an active adult community of 992 residences in Boynton Beach. Prices in this community range from $129,000 to $140,000, and home styles include villas, duplexes, lakefront two-story condominiums and single-family residences. The community has a multi-million dollar on-site clubhouse and spa with eight tennis courts and satellite swimming pools.

     Palm Isles West, an active adult community in Boynton Beach, features 235 duplexes and single-family residences priced from $120,000 to $186,000. Residents of this community share Palm Isles' amenities, plus enjoy the convenience of a satellite swimming pool and sun deck within Palm Isles West.

     Majestic Isles is an active adult community of 450 duplexes and single-family residences located in Boynton Beach. Prices range from $127,000 to $183,000. The community features an intimate, luxury clubhouse with swimming pool and tennis courts. Addison Green is a gated community with a private recreation area in a section of the Aberdeen Golf and Country Club located in Boynton Beach. Aberdeen with its Tennis and Fitness Center overlooks an 18-hole golf course. Oriole's 130 single-family residences, with two-car garages, are priced from $150,000 to $174,000.

     Summer Chase is a community for active adults located in Lake Worth. The community features 221 single-family residences with two-car garages. The price range is $139,000 to $163,000. A social clubhouse is available to all residents along with tennis courts and pool.

     Whispering Sound is an active adult community of 230 duplex residences located in Martin County in Palm City/Stuart. The residences range in price from $114,000 to $124,000. The community includes natural preserved areas offering backyard privacy for nearly every residence. The social clubhouse is available to all residents along with tennis courts and pool.

     Sandpiper Isles, located in Bonita Springs, is a 100 home neighborhood of luxury 3 bedroom, 2 bath coach homes surrounded by lakes and preserves, priced from $167,000 and luxury 3 bedroom, 3 1/2 bath mid-rise condominiums, priced from $232,000. Included is a private social clubhouse, lakeside pool and gated entry.

     Sandpiper Greens is a neighborhood of sixty 3 bedroom, 2 bath garden mid-rise residences adjoining a country club with a championship 18-hole golf course, priced from $148,000 to the mid $200's, located in Bonita Springs. Residents have the option of becoming members of the country club.

     Stonecrest is an active adult community consisting of 544 single-family homes and villas, priced from $70,000 to $130,000, offering championship golf and a social recreational clubhouse with pool, located in Marion County.

Construction
     Oriole is the general contractor for the construction of its developments. Company employees monitor the construction of each project, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specified phase of development pursuant to a contract that obligates construction at a fixed price. Agreements with subcontractors are generally subject to competitive bidding, with the Company continuously negotiating prices and other significant terms with its subcontractors. The Company does not have any commitment beyond one (1) year with any subcontractor.

     At December 31, 1998, the Company employed approximately 47 people in the construction operation. Most materials are obtained by subcontractors and are readily available from numerous sources at commercially reasonable prices. The Company has not experienced any material delays in construction due to shortages of materials or labor, but has experienced cost increases due to shortages of certain types of experienced labor. There has been a significant increase in construction activity in Florida which has resulted in material shortages for some competitors and could, but has not yet affected the Company's supply of labor and materials.

Marketing and Sales

     The Company sells its homes primarily through commissioned employees who typically work in model sales centers or from offices located in model homes in the communities. The Company may also sell through independent brokers. Oriole's sales and marketing organization consists of approximately 45 employees, many of whom are licensed real estate agents in Florida.

     The Company advertises in newspapers and magazines, by direct mail, on billboards, by radio and infomercial. In fiscal 1998, the Company's aggregate advertising cost was about $2.1 million. Oriole maintains model homes in most of its communities and management believes that these units play a particularly important role in the Company's marketing and merchandising efforts.


Competition and Market Influences

     The business of developing and selling residential properties and planned communities is highly competitive and fragmented. The Company competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. The Company's products must also compete with resales of existing homes and available rental housing. As discussed, management believes that the Company's primary competitive strengths have been location, reputation, price, design, value engineering, amenities and over 23,500 satisfied customers who provide Oriole with a continuous source of referrals.

     In general, the housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new homes, including the availability and cost of labor and materials, changes in costs associated with home ownership, changes in consumer preferences, demographic trends and the availability of mortgage financing.

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

Regulation and Environmental Matters

     In developing a community, the Company must obtain the approval of numerous government authorities that regulate such matters as permitted land uses, density levels, the installation of utilities such as water, drainage and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida have imposed impact fees as a means of defraying the costs of providing certain governmental services to developing areas. The amount of these fees has increased significantly during recent years. Building codes generally require the use of specific construction materials which increases the energy efficiency of homes. In addition, each county in which the Company is building has imposed restrictive zoning and density requirements in order to limit the number of persons who live and work within certain boundaries. Counties and cities within Florida have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in the areas where sewage treatment facilities and other public facilities do not reach minimum standards. Certain permits and approvals will be required to complete the communities under development and currently being planned by Oriole. To date, restrictive zoning laws, impact fees, and imposition of moratoriums have not had a material adverse effect on the Company's development activities. However, there is no assurance that such restrictions will not adversely affect the Company in the future.

     The Company is also subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of the environment. Environmental laws vary greatly depending on the community's location, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, causing the Company to incur substantial compliance and other costs, and prohibit or severely restrict development. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate the land for the presence of hazardous or toxic materials, wastes, or substances. Oriole has not been adversely affected to date by the presence or potential presence of such materials, but there is no assurance that environmental issues will not adversely affect the Company in the future.

     The Florida Local Government Comprehensive Planning and Land Development Regulation Act (the "Act") provides that public facilities, including, but not limited to: sewer, solid waste, drainage, potable water, parks, roads and recreation facilities, shall be available concurrently with the impact of land development projects that would use such facilities. This requirement is known as the "concurrency" requirement and counties and cities are required to implement concurrency by adopting local comprehensive plans and land development regulations. These plans and regulations establish the guidelines for concurrency review and the exemptions from the concurrency requirement. All of the Company's projects have been found to satisfy concurrency requirements.

     The Company must also comply with regulations by federal and state authorities relating to the sale and advertising of residential real estate, including the preparation of registration statements or other disclosure type documents to be filed with designated regulatory agencies.

Customer Financing and Services

     The Company arranges title insurance for, and provides closing services to, buyers of the Company's homes and other outside customers. Oriole also works with mortgage lenders to provide buyers with conventional financing programs. By making available a variety of attractive programs, the Company is able to more efficiently expedite the entire sales transaction by assuring that necessary mortgage commitments and other necessary conditions of sales are obtained. The State of Florida requires that certain customer deposits be held in segregated bank accounts. As of December 31, 1998, the Company has posted bonds of $1.0 million and had entered into an escrow agreement with a bank and the State of Florida which allows the Company to use customer deposits under certain circumstances.

Rental Arrangements

     The Company currently owns 480 rental units in Miramar, Florida known as The Pier Club and owns an additional 49 rental units in another development. The Company leases these apartments through an independent management company, typically for one year. In addition, in connection with certain housing developments, the Company leases recreation facilities.

Joint Ventures

     Oriole is a participant in a joint venture to construct and sell homes with another builder of residential housing in southeastern Florida. The project is for 1,000 units and is known as Regency Lakes. Oriole invested $5.1 million in 1994 and has received annual preferred guaranteed returns ranging from 10% to 15% on this investment. There were no advances to the joint venture in 1998. Since the inception of the venture, Oriole has purchased from the venture 145 sites for an aggregate purchase price of approximately $3.3 million. The prices paid by the Company for such sites were equivalent to the prices obtainable by non-affiliated parties in arms' length transactions.

Employees

     The Company employs approximately 144 persons, 6 of whom are senior executives and 28 of whom are management personnel. The Company has had no major work stoppages as a result of labor disputes and believes that relations with its employees and its subcontractors are good. These are no collective bargaining agreements with employees.

    ITEM 2          PROPERTIES

     The Company leases 19,700 square feet of space in a two-story office building in Delray Beach as its principal business office. The lease expires December 31, 2002 and can be renewed, at the Company's option, for an additional five year period.

ITEM 3         LEGAL PROCEEDINGS

     The Company is a party to various lawsuits, all of which are of a routine nature and are incidental to the Company's present business activities. These proceedings are not material, nor would the adverse resolution thereof materially affect the business or properties of the Company.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     No matters were submitted to security holders during the 4th quarter. The Annual Meeting of Shareholders of the Registrant has been scheduled for May 12, 1999. The Company will file its definitive proxy materials pursuant to Regulation 14A prior to April 21, 1999.

                                     PART II
                                     -------

ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY

     The Company has two classes of common stock, Class A Common Stock and Class B Common Stock, which, at December 31, 1998, were held by approximately 249 and 206 shareholders of record, respectively. Both the Class A Common Stock and the Class B Common Stock are traded on the American Stock Exchange under the symbols OHC.A and OHC.B. The following sets forth the range of high and low sale prices:
                     Class A                 Class B
                     -------                 -------

Quarter 1998   High         Low          High         Low
------------   ----         ---          ----         ---

First          5.25         4.38         5.00         4.00

Second         5.25         4.63         5.19         4.63

Third          5.00         3.94         4.88         3.63

Fourth         3.75         2.25         3.75         2.13


                     Class A                 Class B
                     -------                 -------

Quarter 1997   High         Low          High         Low
------------   ----         ---          ----         ---

First          9.00       7.25       8.75       7.13

Second         9.25       7.00       9.25       7.00

Third          8.25       6.25       8.25       6.25

Fourth         6.38       4.13       6.63       4.13

On March 22, 1999, the last reported sales prices of the Class A Common Stock and Class B Common Stock were $2.44 and $1.94 per share, respectively. On the same date, there were 247 shareholders of record of Class A Common Stock and 205 shareholders of record of Class B Common Stock.

The Company currently intends to retain its future earnings to finance the development of its business. In addition, the Company is currently restricted from the payment of cash dividends on its Common Stock under the terms of the Senior Notes. Accordingly, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's development activities, capital requirements, restrictions in financing arrangements, the general financial condition of the Company and general business conditions.

ITEM 6         SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and its consolidated subsidiaries and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. The data set forth below as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the Company's audited consolidated financial statements.


In Thousands (except per share data)
                                                  1998        1997         1996        1995         1994
                                                  ----        ----         ----        ----         ----
Revenues                                        91,065     116,190      111,619      82,236      119,977
Net Income (loss)                                   82     (20,850)          85     (11,762)       4,137
Shareholders' Equity                            46,979      46,897       67,747      67,661       79,423
Average Shareholders' Return on Equity             .17%     (44.46%)        .13%     (14.80%)       5.21%
Total Assets                                   135,226     145,060      175,546     179,478      184,010
Net Income (loss) per Share (Class A and B)        .02       (4.51)         .02      (2,354)         .89
Dividends- Class A                                --          --           --          --            .35
Dividends- Class B                                --          --           --          --            .40
Average Shares Outstanding                       4,626       4,626        4,626       4,626        4,626

ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
Overview

     Revenues. The following table sets forth for the periods indicated certain components of the revenues expressed as a percentage of total revenues.

                          Percentage of Total Revenues
                            Years Ended December 31,

                                         1998      1997       1996
Sales of homes                           90.9%     91.9%      90.2%
Sales of land                          --            .1        1.5
Other operating revenues                  4.2       2.9        3.2
Interest, rentals and other income
                                          3.5       2.8        3.0
Gain on sales of property and
land held for investment, net             1.4       2.3        2.1
Selling, general and
administrative expenses                  16.6      15.4       15.2
Net income (loss)                          .1     (17.9)        .1

     Backlog. The following table sets forth the Company's backlog at December 31, 1998, 1997 and 1996.

     Backlog generally represents units under a standard contract for which a full deposit has been received and any statutory rescission right has expired. The Company generally fills backlog within twelve months and estimates that the period between receipt of a sales contract and delivery of the completed home to be eight months. Backlog historically tends to increase between January and May. Trends in the Company's backlog are subject to change from period to period corresponding to changes in certain economic conditions including consumer confidence levels and the availability of financing.

December 31,        Number         Aggregate
                      of             Value
                    Units     (Dollars in Thousands)

1998                 212                33.6
1997                 243                40.4
1996                 266                44.8

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues from home sales decreased $24.1 million (22.5%) during the fiscal year 1998 as compared to 1997 primarily as a result of a reduction in the number of homes delivered. Oriole delivered 522 homes in 1998 compared to 676 in 1997, with a slight increase in the average selling price of deliveries from $158,000 to $158,500. The number of new contracts signed and the aggregate dollar value of those new contracts decreased to 491 and $75.9 million in 1998 from 653 and $102.4 million, respectively, in 1997. The average selling price of homes under new contracts in 1998 was approximately the same as in 1997.

     The reduction in the level of activity was the result of a lag in deliveries due to an operational strategies to introduce new redesigned product and to balance sales deliveries with construction cycle time.

     Other operating revenues and interest, rentals and other income increased to $7.0 million in 1998 as compared to $6.7 million in 1997 due to sales of recreation facility leases and a lower vacancy rate in the Company's rental property.

     Cost of home sales decreased by 24.8% to $71.4 million from $95.0 million in 1997 as a result of a decrease in the number of homes delivered. As a percentage of home sales, cost of sales decreased to 86.3% in 1998 from 88.0% in 1997 due to the positive impact of the prior year 1997 inventory valuation adjustment and the execution of a strategy to better match construction delivery schedules with sales pace.

     Selling, general and administrative expenses, exclusive of the $0.2 million amortization associated with the purchase of $11.0 million of the Company's Senior Notes, decreased by $3.0 million, or 15.6% to $15.1 million in 1998 compared to 1997. This improvement was the result of the implementation of strategic initiatives designed to enhance operating efficiencies, which included a workforce reduction program, a centralized purchasing initiative, the redesign of the sales incentive compensation program and functional outsourcing.

     During the year ended December 31, 1997, the Company had a net loss of $20.8 million ($4.51 per share) primarily because of the write-down in value of certain land inventory and write-down of the cost of a rental apartment project to estimated fair market value less cost to sell. These write-downs resulted in non-cash, pre-tax charges of $17.1 million and $4.5 million, respectively. The net loss for 1997 calculated without giving effect to these write-offs and before related 1997 income tax benefits was $1.4 million ($0.31 per share) compared to a net income of $0.1 million ($0.02 per share) in 1998.

Results of Operations

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues from home sales increased $6.1 million (6.1%) during the fiscal year 1997 as compared to 1996 primarily as a result of an increase in the number of homes delivered. Oriole delivered 676 homes in 1997 compared to 597 in 1996, with a decrease of 6.2% in the average selling price of homes delivered from $168,600 to $158,000. The number of new contracts signed and the aggregate dollar value of those new contracts decreased in 1997 to 653 and $102.4 million from 670 and $110.1 million, respectively, in 1996. The average selling price of homes under new contracts in 1997 was about $157,000 as compared to $164,000 in 1996.

     Other operating revenues and interest, rentals and other income decreased to $6.7 million in 1997 from $7.0 million in 1996 primarily due to a decrease in revenue derived by the Company from its joint venture investments.

     Cost of home sales increased by 8.4% to $95.0 million from $87.6 million in 1996 as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of sales increased in 1997 to 88.9% from 87.1% in 1996 due to higher construction costs and the impact of higher previously capitalized interest.

     Selling, general and administrative expenses increased to $17.9 million in 1997 from $17.0 million in 1996, corresponding to the general increase in revenues. Interest cost incurred in 1997 decreased to $9.9 million as compared to $11.0 million in 1996 as a result of a reduction in average outstanding borrowings under the line of credit.

     During the year ended December 31, 1997, the Company had a net loss of $20.8 million ($4.51 per share) primarily because of the write-down in value of certain land inventory and a write-down of the cost of a rental apartment project to estimated fair market value less cost to sell. These write-downs resulted in non-cash, pre-tax charges of $17.1 million and $4.5 million, respectively. The net loss for 1997 calculated without giving effect to these write-offs and before related 1997 income tax benefits was $1.4 million ($0.31 per share) compared to net income of $0.1 million ($0.02) in 1996, without giving effect to a write-down in value of certain land inventory. This write-down resulted in a non-cash pre-tax charge of $1.7 million in 1996.

     Financial Position. The following table sets forth selected balance sheet items of the

Company at December 31, 1998 and 1997.


                            Years Ended December 31,
                             (Dollars in Thousands)

                                 1998      1997
Cash                             $ 10.6    $ 19.8
Inventories                        97.1      93.4
Senior Notes, at face value        56.3      67.3
Other Liabilities                  31.9      30.9


Liquidity and Capital Resources

     The Company's cash requirements vary from period to period depending upon changes in inventory, land acquisition and development requirements, construction in progress and, to a lesser extent, the Company's current net income. The Company obtains funds for its cash requirements from operations, the sale of investment property and borrowings. In connection with land acquisitions and development, the Company may borrow money secured by land and improvements. In addition, the Company has a revolving line of credit in the amount of $10.0 million (the "Revolving Line of Credit") available for general cash requirements. As of December 31, 1998, the Company had approximately $10.6 million in cash and cash equivalents and substantially the entire amount of the Revolving Line of Credit was available. The Company believes that these resources are sufficient to provide for its cash requirements during 1999.

     In 1998, the Company purchased land for development purposes and developed land for purchase prices totaling approximately $9.5 million, using approximately $5.7 million in cash and approximately $3.8 million in bank financing secured by a mortgage on certain real property. In addition, the Company used available cash to repurchase $11.0 million of the Company's 12 1/2% Senior Notes due January 15, 2003 (the "Senior Notes").

     As of December 31, 1998, Senior Notes having a face value of $56.3 million were outstanding. Under the terms of the Senior Notes indenture (the "Indenture"), the Company may redeem the Senior Notes at 105% of their principal amount on or after January 15, 1998 and thereafter at prices declining to 100% of their principal amount on January 15, 2001. The Indenture requires the Company to make sinking fund payments of $17.5 million on January 15, 2001 and 2002. In addition, the Indenture restricts the amount and type of additional indebtedness that the Company may incur and restricts the purchase by the Company of its common stock and the payment of cash dividends until the Company has achieved cumulative net income in excess of $62.1 million. As of December 31, 1998, the Company was not permitted to purchase common stock or pay cash dividends.

     In October 1998, the Company's lender agreed to extend the term of the Revolving Line of Credit to June 30, 2000. Borrowings under the Revolving Line of Credit are secured by a mortgage on certain real property of the Company. Under the terms of the Revolving Line of Credit, the Company is subject to customary covenants and restrictions, including those relating to maintenance of consolidated tangible net worth and the issuance of certain types of additional debt. Oriole believes that it will be able to further extend the Revolving Line of Credit beyond its scheduled expiration date or obtain a replacement credit facility if necessary, but there can be no assurance that it will be able to extend its existing facility or obtain a replacement credit facility.

     Oriole has an outstanding principal balance of $12.2 million on a purchase money mortgage bearing interest at 7.15% per annum, collateralized by land and buildings. Of this balance, $0.2 million is due in 1999 and $12.0 million is payable by 2003.

     In addition, Oriole has a mortgage with an outstanding principal balance of $3.8 million. The interest rate on the loan is adjusted monthly to a Libor market rate index plus .275% or the bank's prime rate, at the Company's option.

     As of December 31, 1998, the Company had no firm commitments for capital expenditures.

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

     Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, that could cause actual results and events to differ materially from the statements made herein, including, but not limited to the following: changes in consumer preferences, increases in interest rates, a reduction in labor availability, increases in the cost of labor and materials, changes in the regulatory environment particularly as relates to zoning and land use, competitive pricing pressures, the general state of the economy, both nationally and in the Company's market, unseasonable weather trends, and the effect on the Company, its subcontractors and suppliers, disruptions caused by deficiencies in the ability of computer hardware and software to process information with dates or date ranges spanning the year 2000 and beyond.

Inflation

     The Company, as well as the home building industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may affect the affordability and availability of permanent mortgage financing to prospective purchasers.

     Inflation also increases the cost of labor and materials. The Company attempts to pass through to its customers any increases in its costs through increased selling prices. During the last three years, the Company has experienced a reduction in gross margins on the sale of homes due in part to the inability to pass on increased construction costs. There is no assurance that inflation will not have an adverse impact on the future results of operations of the Company.

Interest Rates

     Overall housing demand is adversely affected by increases in interest costs. If mortgage interest rates increase significantly, this may negatively impact the ability of a homebuyer to secure adequate financing. Although about 54% of the Company's current sales are for cash, there is no guarantee that future sales will be made on such terms in comparable amounts. As such, higher interest rates may adversely affect the Company's revenues, gross margins and/or net income.

New Pronouncements

     The Financial Accounting Standards Board has recently issued Statement of Financial Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 prescribes standards for reporting comprehensive income and its components. SFAS 131 establishes guidance as to the required disclosure for reporting segment information. The implementation of SFAS 130 and 131 did not have a material effect on the Company's financial position or results of operations.

Year  2000

     The Company has assessed, and formulated a plan to resolve, its information technology ("IT") and non-IT system year 2000 issues. The Company intends to replace its software systems and applications in the second quarter of 1999 for reasons unrelated to year 2000 compliance. The Company has been advised that the new replacement systems and applications will cause its IT system to be fully year 2000 compliant. The Company expects to test its systems and applications for year 2000 compliance in conjunction with its testing of its new or upgraded software systems and applications. The Company does not consider any other IT or any non-IT system of the Company to be critical to Company operations and if non-capable for year 2000, the only effect would be inconvenience. There will be no incremental cost for acquiring a software and applications system that is year 2000 compliant and the Company does not anticipate that testing or any other measure relating to implementing its plan for year 2000 compliance will result in costs that would have a material impact on future earnings. The Company has and is consulting with its subcontractors and suppliers regarding their year 2000 readiness. In any event, the Company believes that it would not be difficult to find alternative subcontractors and suppliers in the event that one or more of its existing subcontractors and suppliers were unable to satisfactorily perform as the result of failure to be year 2000 compliant. The Company does not anticipate the need to develop any contingency plans to cope with a "worse case scenario".

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                        Page


Consolidated Balance Sheets as of
December 31, 1998 and 1997 ...........................................   25

Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1997 and 1996 .....................................   27

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996 .....................................   28

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996 .....................................   29

Notes to Consolidated Financial Statements ...........................   30

Management's Responsibility for Financial Statements .................   46

Report of Independent Accountants ....................................   47

                       Oriole Homes Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                     ASSETS

                                                        1998           1997
                                                        ----           ----

Cash and cash equivalents                       $ 10,557,772   $ 19,830,523

Receivables
  Mortgage notes                                     953,284        267,323
  Income Taxes                                          --          765,437
                                                ------------   ------------


                                                                    Income Taxes
                                                     953,284      1,032,760
                                                ------------   ------------
Inventories
  Land                                            59,059,535     58,120,681
  Homes completed or under
    construction                                  42,763,798     42,007,641
  Model homes                                      4,360,514      4,871,304
                                                ------------   ------------
                                                 106,183,847    104,999,626
  Less estimated costs of completion included
    in inventories                                 9,080,857     11,597,567
                                                ------------   ------------
                                                  97,102,990     93,402,059
                                                ------------   ------------

Property and equipment, at cost
  Land                                               517,554        654,937
  Buildings                                        3,505,343      4,338,159
  Furniture, fixtures and equipment                3,445,563      3,339,241
                                                ------------   ------------
                                                   7,468,460      8,332,337
Less accumulated depreciation                      4,070,613      4,055,564
                                                ------------   ------------
                                                   3,397,847      4,276,773
                                                ------------   ------------

Property and equipment held for sale, at cost     11,956,165     12,264,126
                                                ------------   ------------

Investments in and advances to joint ventures      3,288,596      4,495,000
                                                ------------   ------------

Land held for investment, at cost                  2,127,009      2,354,398
                                                ------------   ------------

Other
  Prepaid expenses                                 1,719,517      2,275,569
  Unamortized debt issuance costs                  1,111,696      1,552,227
  Other assets                                     3,011,589      3,576,695
                                                ------------   ------------
                                                   5,842,802      7,404,491
                                                ------------   ------------

          Total assets                          $135,226,465   $145,060,130
                                                ============   ============

The accompanying notes are an integral part of these statements.

                       Oriole Homes Corp. and Subsidiaries

                                  December 31,


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1998           1997
                                                        ----           ----
Liabilities
  Line of credit                                $     10,000   $     10,000
  Mortgage notes payable                          15,970,385     12,438,445
  Accounts payable and accrued liabilities        11,664,858     13,141,491
  Customer deposits                                5,095,182      6,389,145
  Senior notes                                    55,507,312     66,184,074
                                                ------------   ------------

          Total liabilities                       88,247,737     98,163,155
                                                ------------   ------------





Shareholders' equity

  Class A common stock, $.10 par value
     Authorized - 10,000,000 shares
       issued and outstanding - 1,864,149
       in 1998 and in 1997                           186,415        186,415

  Class B common stock, $.10 par value
     Authorized - 10,000,000 shares
       issued and outstanding - 2,761,375
       in 1998 and in 1997                           276,138        276,138



  Additional paid-in capital                      19,267,327     19,267,327

  Retained earnings                               27,248,848     27,167,095
                                                ------------   ------------

          Total shareholders' equity              46,978,728     46,896,975
                                                ------------   ------------

          Total liabilities and shareholders'
           equity                               $135,226,465   $145,060,130
                                                ============   ============


The accompanying notes are an integral part of these statements.

                       Oriole Homes Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years Ended December 31,


                                                         1998             1997             1996
Revenues
 Sales of
 homes                                           $ 82,736,768     $106,787,938    $ 100,661,096
 Sales of land                                          8,500           56,500        1,649,356
 Other operating revenues                           3,873,699        3,426,228        3,580,708
 Gain on sales of property and land held for
   investment, net                                  1,225,190        2,633,761        2,355,119
 Interest, rentals and other income                 3,221,183        3,286,038        3,373,016
                                                 ------------     ------------    -------------
                                                   91,065,340      116,190,495      111,619,295
                                                 ------------     ------------    -------------

Costs and expenses
 Cost of homes                                     71,420,904       94,981,000       87,645,345
 Inventory valuation adjustment                          --         17,050,000        1,723,130
 Fixed asset valuation adjustment                        --          4,525,000             --
 Cost of land sold                                      2,097           14,638        1,714,696
 Costs relating to other operating revenues         3,289,012        3,983,745        3,358,062
 Selling, general and administrative expenses      15,095,165       17,878,373       16,971,142
 Interest costs incurred                            8,764,448        9,910,964       11,010,976
 Interest capitalized (deduct)                     (7,588,039)      (9,150,552)     (10,336,279)
                                                 ------------     ------------    -------------
                                                   90,983,587      139,193,168      112,087,072
                                                 ------------     ------------    -------------

Income (loss) before benefit from income
  taxes                                                81,753      (23,002,673)        (467,777)

Benefit from income taxes                                --         (2,152,910)        (553,066)
                                                 ------------     ------------    -------------

        Net income (loss)                       $      81,753    $ (20,849,763)   $      85,289
                                                =============    =============    =============

Net income (loss) per Class A and Class B
  common share available for common
  stockholders - Basic                          $         .02    $       (4.51)   $         .02
                                                =============    =============    =============

Weighted average number of common stock
  outstanding - Basic                               4,625,524        4,625,524        4,625,524
                                                    =========        =========        =========

Net income (loss) per Class A and Class B
  common share available for common
  stockholders - Diluted                        $         .02    $       (4.51)   $         .02
                                                =============    =============    =============

Weighted average number of common stock
  outstanding - Diluted                             4,625,549        4,625,524        4,714,224
                                                    =========        =========        =========

The accompanying notes are an integral part of these statements.

                       Oriole Homes Corp. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996



                                         Common Stock             Additional
                                  Class A          Class B         Paid-in     Retained
                                   Shares          Amount           Shares      Amount           Capital        Earnings
                                   ------          ------           ------      ------           -------        --------
Balance at January 1, 1996        1,891,249    $    189,125       2,734,275   $    273,428   $ 19,267,327   $ 47,931,569

Net income for 1996                    --              --              --             --             --           85,289

Stock conversion                    (16,300)         (1,630)         16,300          1,630           --             --

Balance at December 31, 1996      1,874,949         187,495       2,750,575        275,058     19,267,327     48,016,858

Net loss for 1997                      --              --              --             --             --      (20,849,763)

Stock conversion                    (10,800)         (1,080)         10,800          1,080           --             --
                                  ---------    ------------       ---------   ------------   ------------   ------------

Balance at December 31, 1997      1,864,149         186,415       2,761,375        276,138     19,267,327     27,167,095

Net income for 1998                    --              --              --             --             --           81,753

Stock conversion                       --              --              --             --             --             --

Balance at December 31, 1998      1,864,149    $    186,415       2,761,375   $    276,138   $ 19,267,327   $ 27,248,848
                                  =========    ============       =========   ============   ============   ============




















The accompanying notes are an integral part of this statement.

                       Oriole Homes Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,

                                                                                           1998            1997            1996

Cash flows from operating activities

  Net income (loss)                                                                $     81,753    $(20,849,763)   $     85,289
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities
     Depreciation                                                                     1,320,976       1,377,780       1,356,947
     Amortization                                                                       785,769         503,648         559,382
     Deferred income taxes                                                                 --        (1,387,473)      1,845,848
     Gain on sales of  property and land held
       for investment, net                                                           (1,225,190)     (2,633,761)     (2,355,119)
     Inventory valuation adjustment                                                        --        17,050,000       1,723,130
     Fixed asset valuation adjustment                                                      --         4,525,000            --
  (Increase) decrease in operating assets

     Receivables                                                                       (685,961)          9,882         118,057
     Income taxes receivable                                                            765,437       1,633,477        (738,068)
     Inventories                                                                     (3,651,987)     15,654,771      (4,408,864)
     Other assets                                                                     1,121,158        (708,715)      2,369,615
  Increase (decrease) in operating liabilities

     Accounts payable and accrued liabilities                                        (1,476,633)     (4,189,180)      1,608,735
                                                                                   ------------    ------------    ------------
     Customer deposits                                                               (1,293,963)     (1,194,426)      1,511,525
                                                                                   ------------    ------------    ------------
          Total adjustments                                                          (4,340,394)     30,641,003       3,591,188
                                                                                   ------------    ------------    ------------
     Net cash (used in) provided by operating activities                             (4,258,641)      9,791,240       3,676,477
                                                                                   ------------    ------------    ------------

Cash flows from investing activities

  Return of (investments in) joint ventures                                           1,206,404       2,036,000        (906,000)
  Land held for investment                                                                 --            (7,626)        (13,530)
  Capital expenditures                                                               (1,084,857)       (398,051)     (1,667,524)
  Proceeds from sales of property and equipment                                       2,354,403       9,110,140       6,840,646
                                                                                   ------------    ------------    ------------
     Net cash provided by investing activities                                        2,475,950      10,740,463       4,253,592
                                                                                   ------------    ------------    ------------

Cash flows from financing activities

  Proceeds from mortgage notes                                                        3,750,000            --              --
  Payment of mortgage notes                                                            (218,060)       (203,056)     (2,400,072)
  Borrowings under line of credit agreement                                                --        15,100,000      33,500,000
  Repayments under line of credit agreement                                                --       (17,790,000)    (39,300,000)
  Repurchase of senior notes                                                        (11,022,000)       (150,000)       (500,000)
  Issuance costs                                                                           --           (67,500)        (96,236)
     Net cash (used in) financing activities                                         (7,490,060)     (3,110,556)     (8,796,308)
                                                                                   ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                 (9,272,751)     17,421,147        (866,239)

Cash and cash equivalents at beginning of year                                       19,830,523       2,409,376       3,275,615
                                                                                   ------------    ------------    ------------

Cash and cash equivalents at end of year                                           $ 10,557,772    $ 19,830,523    $  2,409,376
                                                                                   ============    ============    ============

Supplemental disclosures of cash flow information Cash paid during the year for:
  Interest (net of amount capitalized)                                             $  1,620,812    $    590,868    $    528,720
  Income taxes                                                                     $      2,627    $       --      $        619

Supplemental disclosure of non-cash financing activities:
  Refinancing of mortgage notes payable                                            $       --      $       --      $ 12,800,000


The accompanying notes are an integral part of these statements.

                       Oriole Homes Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Basis of Presentation and Business
----------------------------------

     The accompanying Consolidated Financial Statements include the accounts of Oriole Homes Corp. and all wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions, if any, have been eliminated in consolidation.

     The Company, a Florida corporation, is engaged principally in the design, construction, marketing and sale of single family homes, patio homes, townhomes, villas, duplexes and low and mid-rise condominiums in Palm Beach, Broward, Martin, Lee and Marion counties in Florida.

Revenue Recognition
-------------------

     The Company records sales of real estate in accordance with generally accepted accounting principles governing profit recognition for real estate transactions.

Inventories
-----------

     Inventories are carried at land cost, plus accumulated development and construction costs (including capitalized interest and real estate taxes). Home inventories which are completed and being held for sale aggregate approximately $23,000,000 in 1998 and $14,861,000 in 1997. The accumulated costs of land and homes is not in excess of estimated fair value less cost to sell. Estimated fair value less cost to sell is based upon sales and backlog in the normal course of business less estimated cost to complete and dispose of the property. The Company's management, on a continuous basis, reviews individual projects in inventory for potential adjustments in net realizable value.

     The Company capitalizes certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered.


Property and Equipment
----------------------

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

             Buildings                         25 to 27 years
             Furniture, fixtures and equipment   5 to 7 years

NOTE A -
    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION - Continued


Senior Note Issuance Costs and Unamortized Discount
---------------------------------------------------

     Costs incurred in connection with the Senior Notes have been deferred and are being amortized by using the interest method over the term of the debt.

Cash Equivalents
----------------

     Cash equivalents consist of highly liquid investments with maturities of one month or less when purchased.

Net Income (Loss) Per Share
---------------------------

     Net income  (loss) per common  share is  computed  by  dividing  net income
(loss) by the weighted  average number of shares  outstanding  during each year:
4,625,524 in each year. The computation of diluted net income (loss) per share includes all dilutive common stock equivalents in the weighted average shares outstanding during each year: 4,625,549, 4,625,524 and 4,714,224 shares in 1998, 1997 and 1996, respectively.

Advertising
-----------

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $2,079,033, $1,868,236 and
$2,112,364, respectively.

Estimates
---------

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes
------------

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes.

New Accounting Pronouncements
-----------------------------

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 prescribes standards for reporting comprehensive income and its components. SFAS 131 establishes guidance as to the required disclosure for reporting segment information. The implementation of SFAS 130 and 131 did not have a material effect on the Company's financial position or results of operations.

NOTE A -
    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION - Continued

Reclassifications
-----------------

     Certain   reclassifications   have  been  made  to   conform  to  the  1998
presentation.

NOTE B - MORTGAGE NOTES

     First and second mortgage notes receivable bear interest at rates ranging from 7.75% to 10.0%. The Company's receivables are primarily mortgages which are collateralized by real estate. Minimum payments required on the first and second mortgage notes subsequent to December 31, 1998 are: 1999 - $952,710 and 2000 - $574.

  NOTE C - INVENTORIES

     Information related to the interest component capitalized in the Company's inventories is as follows:


                                       Years Ended December 31,





                                                         1998            1997            1996
                                                         ----            ----            ----

Interest capitalized in inventories, beginning
of period ....................................   $ 12,626,682    $ 21,241,460    $ 18,862,962

Interest capitalized .........................      7,588,039       9,150,552      10,336,279

Interest expensed to cost of sales ...........     (5,993,230)    (17,765,330)     (7,956,781)

Interest capitalized in inventories, end of
period .......................................   $ 14,221,491    $ 12,626,682    $ 21,241,460
                                                 ============    ============    ============

     Included in interest expensed to cost of sales during the year ended December 31, 1997 is an impairment loss of $11,344,379 to reduce certain projects under development to fair value.

NOTE D   INVENTORY AND FIXED ASSET VALUATION ADJUSTMENTS

  The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121 which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the undiscounted expected future cash flows from the use of the assets is less than the net book value of the asset. The Company periodically reviews the carrying value of its assets and, if such reviews indicate the potential for lack of recovery of the net book value, adjusts the assets accordingly.

  In this regard, the Company recorded in the first and second quarters of 1997, non-cash inventory and fixed asset valuation adjustments totaling $17,050,000 and $4,525,000, respectively ($11,253,000 and $2,986,500, net of tax benefit, or $2.43 and $.65 per common share, respectively). These adjustments reduced certain inventory to estimated fair value less cost to sell. The inventory adjustment pertained to land inventory for approximately 2,200 unsold housing units located in five developments. The fixed asset adjustment pertained to rental property which management had decided to sell, and, as such, the Company had reduced the rental property's carrying amount to its fair value less cost to sell.

  The Company recorded, in the fourth quarter of 1996, a non-cash inventory valuation adjustment of $1,723,130 ($1,137,266, net of tax benefit, or $.25 per common share) related to the write-down in the book value of a parcel of land located in southern Broward County that was then under contract for sale and closed in 1997.

  NOTE E - LIFE INSURANCE

     The Company has purchased life insurance on the lives of two of its officers and their spouses who own significant shares of common stock of the Company. An irrevocably designated trustee of the officers is the beneficiary. Upon the death of the officers or termination of the policies, the Company shall receive an amount equal to the aggregated premiums paid less any policy loans and unpaid interest or cash withdrawals received by the Company. The accumulated premiums paid by the Company on the above policies through the years ended December 31, 1998 and 1997 were $893,786 and $893,786, respectively, and are classified as other assets.

  In connection with the policies, the Company has an option with the officers to acquire all or any part of the Class A or Class B common stock of the Company owned by such individuals at the market price of such securities at the time of their death.

  NOTE F - INVESTMENTS IN JOINT VENTURES

  The Company had one and two investments in joint ventures in 1998 and 1997, respectively. The joint ventures construct and sell homes. The Company is guaranteed a preferred return ranging from 10% to 15% on these investments. The joint ventures are accounted for using the cost method. During the years ended December 31, 1998 and 1997, there were no advances from the Company to the joint ventures.

NOTE G - LINES OF CREDIT

  The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At December 31, 1998, $9,990,000 was available under this line of credit. The loan agreement expires June 30, 2000.

  The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and only requires monthly interest payments. The loan agreement contains typical restrictions and covenants, the most restrictive of which are:

        a.  the Company  shall  maintain,  at all times  through the life of the
            loan,   a   consolidated   tangible  net  worth  of  not  less  than
            $42,000,000, and;

        b.  the Company's ability to incur additional debt is restricted.

  The average interest rate and balance outstanding for the revolving line of credit payable to the bank, based on a weighted average, is as follows:

                                            1998        1997             1996
                                            ----        ----             ----
Daily average outstanding
  borrowings                      $      10,000    $3,609,000    $   13,703,000

Average interest rate during the
  period                                    9.6%         10.9%             10.1%

Interest rate at the end
  of the period                            9.25%           10%             9.75%

Maximum outstanding during the
  year                            $   9,990,000    $9,800,000    $   20,000,000



  On December 22, 1998, the Company entered into a Construction Loan Agreement with a bank providing for a loan totaling $6,750,000 (the "Loan") and a letter of credit facility in the amount of $200,000 in connection with the Company's acquisition of certain real property (the "Land") and the construction of single family residential homes thereon (the "Homes"). The Loan is comprised of a $3,750,000 acquisition loan (the "Acquisition Loan") (see Note H) relating to the purchase of the Land and a revolving credit facility in an amount of up to $3,000,000 outstanding at any time to be used to finance construction of the Homes (the "Revolving Loan").

  Outstanding amounts borrowed under the Loan bear interest at the specified LIBOR Market Rate Index plus 0.275% or the prime rate of the bank as selected each month by the Company. The Loan is secured by a mortgage on the Land and the Homes to be constructed thereon. Interest accrued on the Loan must be paid monthly and partial payments of principal shall be made from time to time upon the closing of the sale of Homes. The principal must be paid in full at maturity on December 22, 2000, unless extended for one year under certain circumstances.

  As of December 31, 1998, no amount was outstanding under the Revolving Loan.

  The Company may draw up to $200,000 under the Letter of Credit. Amounts advanced under the Letter of Credit bear interest at the bank's prime rate plus 2.0%. Principal and interest are due and payable on demand. At December 31, 1998, the Company has not drawn on the Letter of Credit.

NOTE H - MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1998 and 1997, are as follows:

                                                                 1998
                                                                 ----
                                          1997
                                          ----

  Mortgage  note,  interest at
  7.15%,    requires   monthly
  payments      of     $91,696
  including  interest;   final
  balloon   payment   due   at
  maturity  on March 1,  2003;
  secured  by  a  mortgage  on
  certain land and buildings.

                                        $12,220,385     $12,438,445

  Acquisition    loan/Mortgage
  note,    interest   at   the
  specified  Libor Market Rate
  Index   plus  .275%  or  the
  prime  rate  of the  bank as
  selected  each  month by the
  Company.   At  December  31,
  1998,  interest  was  7.75%;
  secured by certain  land and
  improvements;        accrued
  interest  paid  monthly  and
  partial      payments     of
  principal  to be  made  upon
  the    closing   of   homes.
  Principal  must  be  paid in
  full at maturity on December
  22,  2000,  unless  extended
  for one year  under  certain
  circumstances.

                                          3,750,000          -
                                        -----------     -----------



                                        $15,970,385     $12,438,445
                                        ===========     ===========

  Aggregate maturities of the mortgage notes payable as of December 31, 1998, is as follows:

                                          1999     $    921,186
                                          2000        3,311,586
                                          2001          268,458
                                          2002          288,294
                                          2003       11,180,861
                                                   ------------

                                                   $ 15,970,385
                                                   ============

NOTE I - INCOME TAXES

  Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  As of December 31, 1998, and December 31, 1997, the significant components of the Company's deferred tax assets and liabilities were:

                                                  1998            1997
                                                  ----            ----

AMT credit carryover                        $    113,877    $    113,877
Federal net operating loss carryforward        3,749,382       2,081,137
State net operating loss carryforward          1,393,938       1,106,711
Inventory valuation adjustment                 6,557,409       8,575,530
Reserve for warranties                           593,450         778,562
Percentage of completion                          80,768         138,931
Inventory capitalization                         115,172         124,529
                                              ----------      ----------
       Total deferred tax asset, before
         valuation allowance                  12,603,996      12,919,277
Less valuation allowance                       8,962,909       8,907,252
                                              ----------      ----------
       Total deferred tax assets, net of
         valuation allowance                   3,641,087       4,012,025
                                              ----------      ----------

Deferred expenses                             (3,571,379)     (3,894,847)
Accelerated depreciation                         (69,708)       (117,178)
                                              ----------      ----------
       Total deferred tax liabilities         (3,641,087)     (4,012,025)
                                              ----------      ----------

       Net deferred tax (liability) asset   $       --      $       --
                                              ==========      ==========

  The valuation allowance for the deferred tax asset as of December 31, 1998 and December 31, 1997 was $8,962,909 and $8,907,252, respectively. The net change in the valuation allowance for the years ended December 31, 1998 and December 31, 1997 were increases of $55,657 and $6,600,240, respectively.

  The Company files consolidated income tax returns. The components of the provision for (benefit from) income taxes are as follows:

                               1998           1997           1996
Current provision:
  Federal               $      --      $  (765,437)   $(2,398,914)
  State                        --             --             --
                        -----------    -----------    -----------
                               --         (765,437)    (2,398,914)

  Deferred provision:
  Federal                      --       (1,387,473)     1,845,848
                        -----------    -----------    -----------
  State                        --             --             --
                        -----------    -----------    -----------
                               --       (1,387,473)     1,845,848

                        $      --      $(2,152,910)   $  (553,066)
                        ===========    ===========    ===========

     The reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

                                                 1998           1997           1996
                                                 ----           ----           ----
(Benefit from) provision for taxes
  at statutory rates (34%)                $    27,796    $(7,820,909)   $  (159,045)
Change in valuation allowance                  55,657      6,600,240       (399,132)
(Benefit from) provision for state
  income taxes, net of federal benefit          2,968     (1,265,569)       (25,730)

Other                                         (86,421)       333,328         30,841
                                          -----------    -----------    -----------

  Net tax (benefit)                       $      --      $(2,152,910)   $  (553,066)
                                          ===========    ===========    ===========


  The Company has federal and state net operating loss carryforwards (NOLs) of $11,027,595 and $25,344,329, respectively. Of this amount, $6,128,138 of the federal NOLs expire in 2012 and $4,899,457 expire in 2018.

  The Company's state NOLs expire principally in the years 2012 and 2013. The complete realization of the value of the NOLs is dependent on various factors, including future profitability.

NOTE J - CUSTOMER DEPOSITS

  Certain customer deposits, pursuant to statutory regulations of the State of Florida or by agreement between the customer and the Company, are held in segregated bank accounts. At December 31, 1998 and 1997, cash in the amounts of approximately $1,650,000 and $1,009,000, respectively, was so restricted.

  The Company entered into an escrow agreement with a certain bank and the Division of Florida Land Sales and Condominiums which allows the Company to use customer deposits which were previously maintained in an escrow account. Deposits of up to $557,000 in 1998 and $992,000 in 1997, which could be released to the Company, are guaranteed by performance bonds aggregating $1,000,000 and $2,000,000 for 1998 and 1997, respectively.

NOTE K - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities include the following:

                                           1998                  1997
                                           ----                  ----
     Accounts payable                $         6,080,030    $     5,790,109
     Accrued interest                          3,225,063          3,856,531
     Accrued warranties on homes               1,536,565          2,028,493
     Other accrued liabilities                   823,200          1,466,358
                                     -------------------    ---------------

                                     $        11,664,858    $    13,141,491
                                     ===================    ===============

NOTE L - SENIOR NOTES

     Senior notes consist of the following:
                                                           1998            1997
                                                           ----            ----
12 1/2% senior notes due January 15, 2003 at par
  with an effective interest rate of 13.02%        $ 70,000,000    $ 70,000,000
Repurchase of senior notes to be used as
  part of sinking fund                              (13,708,000)     (2,686,000)
Unamortized discount                                   (784,688)     (1,129,926)
                                                   ------------    ------------

                                                   $ 55,507,312    $ 66,184,074
                                                   ============    ============

  On January 13, 1993, the Company issued 12 1/2% senior notes ("Senior Notes"), due January 15, 2003. The Senior Notes have a face value of $70,000,000 and were issued at a discount of $1,930,600. The Senior Notes are senior unsecured obligations of the Company subject to redemption at the Company's option on or after January 15, 1998 at 105% of the principal amount and thereafter at prices declining annually to 100% of the principal amount on or after January 15, 2001.

  Under the terms of the indenture ("Indenture"), the Company must make Senior Notes sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At December 31, 1998, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $62,100,000.

  In February 1999, the Company repurchased $2,700,000 of Senior Notes to be used to partially satisfy its sinking fund obligation (see Note V).


NOTE M - EARNINGS (LOSS) PER SHARE

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:

          Income          Basic     Diluted    Diluted
          (Loss)          Shares    Basic EPS  Shares        EPS
          ------          ------    ---------  ------        ---

1998        81,573      4,625,524       .02   4,625,549       .02

1997   (20,849,763)     4,625,524     (4.51)  4,625,524     (4.51)
1996        85,289      4,625,524       .02   4,714,224       .02


  Included in diluted shares are common stock equivalents relating to options of 61,000, 81,300 and 88,700 for 1998, 1997 and 1996, respectively. Options to purchase 58,600 shares of common stock at prices ranging from $4.50 to $8.62 per share, which were outstanding during 1998, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during such period.

NOTE N - STOCK OPTIONS

  The Company has two stock option plans accounted for under APB Opinion 25 and related interpretations. The plans allow the Company to grant options to employees for the purchase of up to 400,000 shares of Class B common stock and non-employee Directors for the purchase of up to 20,000 shares of Class B common stock. The options have terms of five years for employees and ten years for non-employee Directors when issued. The stock options for employees vest at the end of the second year, and stock options for non-employee Directors 50% of the grant vests after each of the first and second year of service on the Board.

  The exercise price of each option equals the market price of the Company's Class B Common stock on the date of grant.

  Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and earnings
  (loss) per share would have been reduced to the proforma amounts indicated below.

                                            1998        1997          1996
                                            ----        ----          ----

   Net income (loss)        As reported   $81,753  $(20,849,763)  $  85,289
                            Pro forma     $70,936  $(20,935,861)  $ (22,738)

   Primary earnings (loss)
     per share              As reported   $   .02  $      (4.51)  $     .02
                            Pro forma     $   .02  $      (4.51)  $    (.01)

  The fair value of each option grant is estimated on the date of grant using the binomial options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 36.52, 36.68 and 36.77 percent; risk-free interest rate of 6.91,
  6.92 and 6.93 percent; and expected life of 5.8, 5.5 and 5.3 years.

  A summary of the status of the Company's fixed stock option plan as of December 31, 1998 and 1997, and 1996, and changes during the years ending on those dates is presented below:

                          1998                 1997              1996
                         --------            --------          --------
                               Weighted            Weighted          Weighted

                                Average             Average           Average
                    Shares     Exercise   Shares   Exercise  Shares  Exercise
                     (000)       Price    (000)      Price    (000)   Price
                     -----       -----    -----      -----    -----   -----
Outstanding at
  beginning of
  year               92.3      $   7.34   88.7     $   7.34   45.2 $   7.06
  Granted             2.4          4.50    3.6         7.38   43.5     7.63
  Exercised            --           --      --          --      --      --
  Forfeited          33.7          5.37     -           --      --      --
                     ----      --------   ----     --------   ---- --------

Outstanding
  at end of year     61.0      $   7.17   92.3     $   7.34   88.7 $   7.34

Options
  Exercisable
  at year
  end                57.4      $   7.28   46.4     $   7.08    3.6 $   8.62

Weighted-
  average fair
  value of
  options
  granted
  during
  the year            -       $    2.49    --      $   4.41    --  $   3.37

     The following information applies to options outstanding at December 31, 1998:

             Number outstanding                             61,000
             Range of exercise prices               $4.50 to $8.62
             Weighted-average exercise price                 $7.17
             Weighted-average remaining contractual life      2.62

NOTE O - COMMON STOCK

  Class A and Class B common stock have identical dividend rights with the exception that the Class B common stock is entitled to a $.025 per share additional dividend. Class A common stock is entitled to one vote per share while Class B common stock is entitled to one-tenth vote per share. Holders of Class B common stock are entitled to elect 25% of the Board of Directors as long as the number of outstanding shares of Class B common stock is at least 10% of the number of outstanding shares of both classes of common stock. At the option of the holder of record, each share of Class A common stock may be converted at any time into one share of Class B common stock.

NOTE P - LEASING ARRANGEMENTS

  Rental Properties
  -----------------

  In connection with certain developments, the Company leases recreation facilities. The Company also leases rental units on a one-year basis. These leases are accounted for as operating leases.

  The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 1998 and 1997:

                                        1998          1997
                                        ----          ----

Land                                $ 2,324,844   $ 2,462,227
Buildings                            19,063,378    19,896,195
Furniture, fixtures and equipment     1,431,649     1,035,903
                                    -----------   -----------
                                     22,819,871    23,394,325
Less accumulated depreciation         8,691,757     8,142,224
                                    -----------   -----------

                                    $14,128,114   $15,252,101
                                    ===========   ===========

  The following is a schedule of approximate future minimum rental income (assuming non-renewal of one-year leases of the Company's units) expected under these leases as of December 31, 1998:

                    1999                  $ 2,101,453
                    2000                      316,877
                    2001                      314,742
                    2002                      314,742
                    2003                      314,742
                    Thereafter             23,484,477
                                          -----------

                                          $26,847,033
                                          ===========

  Office and Warehouse
  --------------------

  The Company leases its headquarters office and a warehouse under lease agreements extending through 2002, with options to renew for up to five years, accounted for as operating leases. The approximate future minimum rental payments as of December 31, 1998 are as follows:

                    1999                     $196,059
                    2000                      205,862
                    2001                      216,155
                    2002                      226,962
                                             --------

                                             $845,038
                                             ========

  Total rent expense, including common area maintenance expenses, for each of the years ended December 31, 1998, 1997 and 1996 amounted to approximately $366,000, $308,000 and $300,000, respectively.

NOTE Q - DEFERRED COMPENSATION PLAN

  The Company has a defined contribution plan (the "Plan") established pursuant to Section 401(k) of the Internal Revenue Code. Participant employees may elect to contribute up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations. The Company will match 25% of the participant's contributions, not to exceed 6% of the participant's annual compensation. The Company's contributions to the Plan amounted to $44,688 in 1998, $75,450 in 1997 and $68,238 in 1996.

  NOTE R - FINANCIAL INSTRUMENTS

  The estimated fair value of the Company's financial instruments does not purport to represent the aggregate net fair value of the Company.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Cash Equivalents
  -------------------------

  The carrying amount approximates fair value because of the short maturity of those instruments.

  Mortgage Notes Receivables
  --------------------------

  The carrying amount approximates fair value due to interest rates currently offered for loans with similar terms to borrowers of similar credit quality not being significantly different.

  Line of Credit
  --------------

  The carrying amount of the line of credit approximates fair value due to the length of the maturity and interest rate being tied to market indices.

  Mortgage Note Payable
  ---------------------

  The carrying amount of the mortgage note payable approximates fair value due to the interest rate not being significantly different from the current market rates available to the Company.

  Senior Notes
  ------------

  The Senior Notes are not listed on any exchange. Prices offered to the Company by individual holders and dealers in the Senior Notes are used to estimate fair value of the Company's Senior Notes.

  All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

  The estimated fair values of the Company's financial instruments, at December 31 1998 and 1997, respectively, are as follows:

                            1998                            1997
                            ----                            ----

                  Carrying        Estimated       Carrying        Estimated
                   Amount         Fair Value        Amount        Fair Value
                  of Assets       of Assets       of Assets        of Assets
                 (Liabilities)  (Liabilities)   (Liabilities)    (Liabilities)
                 -------------  -------------   -------------    -------------
Cash and cash
  equivalents    $ 10,557,772    $ 10,557,772    $ 19,830,523    $ 19,830,523
Mortgage notes
  receivable          953,284         953,284         267,323         267,323
Line of credit         10,000          10,000          10,000          10,000
Mortgage note
  payable         (15,970,385)    (15,970,385)    (12,438,445)    (12,438,445)
Senior notes      (55,507,312)    (49,536,960)    (66,184,074)    (61,928,880)

NOTE S   SEGMENT INFORMATION


  The Company has the following two reportable segments: home building and rental operations. The home building segment develops and sells residential properties and planned communities. The rental operations segment consists of 529 units in two separate properties.

  The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies and other information. Segment net income or loss is based on income or loss from operations before income taxes, the cumulative effect of changes in accounting principles, and the allocation of selling, general or administrative costs.

NOTE S   SEGMENT INFORMATION   Continued

  The following information about the two segments is for the years ended December 31, 1998, 1997 and 1996, in thousands (000).


                                      Home        Rental
                                    Building    Operations     Other        Total
                                    --------    ----------     -----        -----
December 31, 1998:
------------------
Revenues                           $  86,610    $   3,874    $     581   $  91,065
Interest expense                       7,170         --           --         7,170
Depreciation and amortization          1,313          792            2       2,107
Segment net income (loss)               (740)         585          237          82
Segment assets                       119,669       14,779          778     135,226
Expenditures for segment assets          689          396         --         1,085


December 31, 1997:
------------------
Revenues                           $ 112,074    $   3,426    $     690   $ 116,190
Interest expense                       7,181         --           --         7,181
Depreciation and amortization          1,136          743            2       1,881
Segment net income (loss)            (18,182)      (5,083)         262     (23,003)
Segment assets                       129,088       15,076          896     145,060
Expenditures for segment assets          329           68            1         398


December 31, 1996:
------------------
Revenues                           $ 107,446    $   3,550    $     623   $ 111,619
Interest expense                       7,402         --           --         7,402
Depreciation and amortization          1,144          767            5       1,916
Segment net income (loss)               (815)         205          142         468
Segment assets                       154,470       20,509          567     175,546
Expenditures for  segment assets       1,665            3         --         1,688

NOTE T   YEAR 2000

     The Company has assessed and formulated a plan to resolve its information technology ("IT") and non-IT system Year 2000 issues. The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

  NOTE U   COMMITMENTS AND CONTINGENCIES

     The Company is involved, from time to time, in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is also subject to the normal and customary obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business.

  NOTE V   SUBSEQUENT EVENTS

     In February, 1999, the Company sold certain property which had been held for investment for an approximate book gain of $1.8 million. A portion of the net cash proceeds of about $4.0 million from this transaction was used to purchase $2.7 million of the Company's Senior Notes.

  MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
  ----------------------------------------------------

     Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

     The independent accountants audit the Company's financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

     The Board of Directors of the Company has an Audit Committee composed of two non-management independent Directors. The committee meets periodically with financial management and the independent accountants to review accounting, control, auditing and financial reporting matters.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Oriole Homes Corp.

We have audited the accompanying consolidated balance sheets of Oriole Homes Corp. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oriole Homes Corp. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






Grant Thornton LLP
Miami, Florida
February 12, 1999

ITEM 9  DISAGREEMENTS  ON ACCOUNTING AND FINANCIAL  DISCLOSURE

     This item is not applicable.

                                    PART III
                                    --------

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders.

ITEM 11   EXECUTIVE COMPENSATION

     The information required by the Item 11 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders scheduled to be held on May 12, 1999.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders scheduled to be held on May 12, 1999.

ITEM 13   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information required by this item 13 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders scheduled to be held on May 12, 1999.

                                     PART IV
                                     -------

ITEM 14      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements
          See Item 8

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K for the three months ended December 31, 1998

     (c) Exhibits

     Exhibit
     Number
     ------

        3.1    Articles of Incorporation, as amended, of Registrant.

        2.2    Composite By-Laws of Registrant.

        4.1    Form of 12-1/2% Senior Note.

        4.2 Form of Indenture between the Registrant and Sun Bank National Association, Trustee.

        10.1 Lease Agreement, dated May 7, 1991 between the Registrant and Arbors Associates, Ltd.

        10.2 First Amendment to Lease Agreement dated as of April 30, 1998, between Registrant and Arbors Associates, Ltd.

        10.3 Revolving Loan Agreement dated July 13, 1993, between Ohio Savings Bank, F.S.B. and the Registrant.

        10.4   First Amendment to Revolving Loan Agreement.

        10.5   Second Amendment to Revolving Loan Agreement.

        10.6   Mortgage and Security Agreement dated as of July 13, 1993.

        10.7 Mortgage, Assignment and Financing Statement Spreader Agreement date May 31, 1995.


        10.8 Future Advance, Mortgage, Assignment and Financing Statement Extension, Modification and Spreader Agreement dated August 23, 1995.

        10.9 Future Advance, Mortgage, Assignment and Financing Statement Extension, Modification and Spreader Agreement dated January 12, 1996.

        10.10 Mortgage and Loan Modification and Extension Agreement dated July 1, 1997.

        10.11 Mortgage and Loan Modification and Extension Agreement dated October 15, 1998.

        10.12  Second Amendment to Revolving Loan Agreement dated July 1, 1997.

        10.13 Construction Loan Agreement dated December 22, 1998 between First Union National Bank and the Registrant.

        10.14 Mortgage and Security Agreement dated December 22, 1998 between First Union Bank and the Registrant.

        10.15  Stock Option  Agreement  with Richard D. Levy dated  February 22,
               1995

        10.16  Stock Option Agreement with Richard D. Levy dated May 14, 1996

        10.17  Stock Option Agreement with Harry A. Levy dated February 22, 1995

        10.18  Stock Option Agreement with Harry A. Levy dated May 14, 1996

        10.19  Stock Option Agreement with Mark A. Levy dated February 22, 1995

        10.20  Stock Option Agreement with Mark A. Levy dated May 14, 1996

        10.21  Stock Option Agreement with George Richards dated May 22, 1997

        10.22  Stock Option Agreement with George Richards dated May 20, 1998

        10.23  Stock Option Agreement with Paul Lehrer dated May 4, 1994

        10.24  Stock Option Agreement with Paul Lehrer dated May 15, 1995

        10.25  Stock Option Agreement with Paul Lehrer dated May 16, 1996

        9.26   Stock Option Agreement with Paul Lehrer dated May 22, 1997.

        9.27   Stock Option Agreement with Paul Lehrer dated May 20, 1998.

        10.28  Stock Option  Agreement  with Joseph  Pivinski dated December 14,
               1998.

        10.29 Joint Venture Agreement between the Company and Regency Homes, Inc. dated December 31, 1993.

        10.30  Registrant's 401(k) Defined Contribution Benefit Plan.

        10.31 Registrant's 1994 Stock Option Plan for Employees (filed as Exhibit A to the proxy statement dated April 5, 1994 for the Company's Annual Meeting of Shareholders held on May 9, 1994).

        9.32 Registrant's 1994 Stock Option Plan for Non-Employee Directors (filed as Exhibit B to the proxy statement dated April 5, 1994 for the Company's Annual Meeting of Shareholders held on May 9,
               1994).

        22.1   List of Registrant's Subsidiaries.

        23.1   Consent of Grant Thornton LLP

        27.0   Summary Financial Information.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be Signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORIOLE HOMES CORP.

DATE      March 29, 1999                  s/ R.D. Levy
          --------------                  ------------
                                    R.D. Levy, Chairman of the Board,
                                         Chief Executive Officer, Director

DATE      March 29, 1999                  s/ J. Pivinski
          --------------                  --------------
                                    J. Pivinski, Vice President - Finance,
                                    Treasurer, Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has also been signed by the following persons on behalf of the Registrant in the capacities indicated.

                        MEMBERS OF THE BOARD OF DIRECTORS
                        ---------------------------------


DATE      March 29, 1999                   s/ R.D. Levy
          --------------                   ------------

                                      R.D. Levy, Chairman of the Board,
                                           Chief Executive Officer, Director

DATE      March 29, 1999                   s/ Harry A. Levy
          --------------                   ----------------
                                      Harry A. Levy, Director


DATE      March 29, 1999                   s/Mark A. Levy
          --------------                   --------------
                                 Mark A. Levy, Chief Operating Officer, Director


DATE      March 29, 1999                   s/ Paul R. Lehrer
          --------------                   -----------------
                                      Paul R. Lehrer, Director


DATE      March 29, 1999                   s/ George R. Richards
          --------------                   ---------------------
                                      George R. Richards, Director

                                  EXHIBIT INDEX
                                  -------------

     Exhibit                                                            Page
     Number                                                            Number
     ------                                                            ------

        3.1    Articles of Incorporation, as amended, of Registrant.

        3.2    Composite By-Laws of Registrant.

        4.1    Form of 12-1/2% Senior Note.                                 *

        4.2    Form of Indenture  between the  Registrant and Sun Bank
               National Association, Trustee.                              **

        10.1   Lease   Agreement,   dated  May  7,  1991  between  the
               Registrant and Arbors Associates, Ltd.                      ***

        10.2 First Amendment to Lease Agreement dated as of April 30, 1998, between Registrant and Arbors Associates, Ltd.

        10.3 Revolving Loan Agreement dated July 13, 1993, between Ohio Savings Bank, F.S.B. and the Registrant.

        10.4   First Amendment to Revolving Loan Agreement.

        10.5   Second Amendment to Revolving Loan Agreement.

        10.6   Mortgage  and Security  Agreement  dated as of July 13,
               1993.

        10.7 Mortgage, Assignment and Financing Statement Spreader Agreement date May 31, 1995.

        10.8   Future  Advance,  Mortgage,  Assignment  and  Financing
               Statement   Extension,    Modification   and   Spreader
               Agreement dated August 23, 1995.

        10.9   Future  Advance,  Mortgage,  Assignment  and  Financing
               Statement   Extension,    Modification   and   Spreader
               Agreement dated January 12, 1996.

        10.10 Mortgage and Loan Modification and Extension Agreement dated July 1, 1997.

        10.11 Mortgage and Loan Modification and Extension Agreement dated October 15, 1998.

        10.12  Second Amendment to Revolving Loan Agreement dated July
               1, 1997.

        10.13 Construction Loan Agreement dated December 22, 1998 between First Union National Bank and the Registrant.

        10.14 Mortgage and Security Agreement dated December 22, 1998 between First Union Bank and the Registrant.

        10.15  Stock  Option  Agreement  with  Richard  D. Levy  dated
               February 22, 1995

        10.16  Stock Option  Agreement  with Richard D. Levy dated May
               14, 1996

        10.17  Stock  Option   Agreement  with  Harry  A.  Levy  dated
               February 22, 1995

        10.18  Stock Option Agreement with Harry A. Levy dated May 14,
               1996

        10.19  Stock Option Agreement with Mark A. Levy dated February
               22, 1995

        10.20  Stock Option  Agreement with Mark A. Levy dated May 14,
               1996

        10.21  Stock Option  Agreement with George  Richards dated May
               22, 1997

        10.22  Stock Option  Agreement with George  Richards dated May
               20, 1998

        10.23  Stock  Option  Agreement  with Paul Lehrer dated May 4,
               1994

        10.24  Stock Option  Agreement  with Paul Lehrer dated May 15,
               1995

        10.25  Stock Option  Agreement  with Paul Lehrer dated May 16,
               1996

        9.26   Stock Option  Agreement  with Paul Lehrer dated May 22,
               1997

        9.27   Stock Option  Agreement  with Paul Lehrer dated May 20,
               1998

        10.28  Stock  Option  Agreement  with  Joseph  Pivinski  dated
               December 14, 1998

        10.29  Joint Venture Agreement between the Company and Regency
               Homes, Inc. December 31, 1993                    .          ****

        10.30  Registrant's 401(k) Defined  Contribution Benefit Plan.    *****

        10.31 Registrant's 1994 Stock Option Plan for Employees (filed as Exhibit A to the proxy statement dated April 5, 1994 for the Company's Annual Meeting of Shareholders held on May 9, 1994).

        9.32 Registrant's 1994 Stock Option Plan for Non-Employee Directors (filed as Exhibit B to the proxy statement dated April 5, 1994 for the Company's Annual Meeting of Shareholders held on May 9, 1994).

        22.1   List of Registrant's Subsidiaries.

        23.1   Consent of Grant Thornton LLP

        27.1   Summary Financial Information.


        * Filed as Exhibit 4.1 to the Company's registration statement on Form S-2 (no. 33-51680).

        ** Filed as Exhibit 4.2 to the Company's registration statement on Form S-2 (no. 33-51680).

        *** Filed as Exhibit 10.1 to the Company's registration statement on Form S-2 (no. 33-51680).

        **** Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 13, 1993.

        ***** Filed as Exhibit 10.6 to the Company's registration statement on Form S-2 (no. 33-46123).