Form 10-Q
period 1999-03-31
ORIOLE HOMES CORP
filed 1999-05-14
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: March 31, 1999                Commission File No. 1-6963


                               ORIOLE HOMES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                  59-1228702
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)


1690 S. Congress Ave., Suite 200  Delray Beach, FL              33445
--------------------------------------------------   ---------------------------
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

              Class                              Outstanding at May 5, 1999
-------------------------------------      -------------------------------------
Common Stock, Class A, par value $.10                    1,864,149
Common Stock, Class B, par value $.10                    2,761,375

          PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                          March 31,        December 31,
                                                            1999               1998
                                                        ------------      ------------
                                                         (Unaudited)        (Audited)

Cash and cash equivalents                               $ 14,263,261      $ 10,557,772
                                                        ------------      ------------

Receivables
     Mortgage notes                                          264,281           953,284

Inventories
     Land                                                 57,117,734        59,059,535
     Homes completed or under construction                39,286,974        42,763,798
     Model houses and condominiums                         4,476,929         4,360,514
                                                        ------------      ------------
                                                         100,881,637       106,183,847
     Less estimated costs of completion
       included in inventories                             9,789,574         9,080,857
                                                        ------------      ------------
                                                          91,092,063        97,102,990
                                                        ------------      ------------

Property and equipment, at cost
     Land                                                    156,506           517,554
     Buildings                                             3,285,188         3,505,343
     Furniture, fixtures and equipment                     3,544,584         3,445,563
                                                        ------------      ------------
                                                           6,986,278         7,468,460
     Less accumulated depreciation                         3,992,369         4,070,613
                                                        ------------      ------------
                                                           2,993,909         3,397,847
                                                        ------------      ------------

Property and equipment held for sale, at cost             11,775,061        11,956,165

Investments in and advances to joint ventures              3,288,596         3,288,596

Land held for investment, at cost                                 --         2,127,009

Other
     Prepaid expenses                                      1,208,224         1,719,517
     Unamortized debt issuance costs                       1,000,672         1,111,696
     Other assets                                          3,206,976         3,011,589
                                                        ------------      ------------
                                                           5,415,872         5,842,802
                                                        ------------      ------------
Total assets                                            $129,093,043      $135,226,465
                                                        ============      ============



See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                     March 31,       December 31,
                                                       1999              1998
                                                   ------------      ------------
                                                    (Unaudited)        (Audited)

Liabilities
     Line of credit                                $     10,000      $     10,000
     Mortgage notes payable                          15,224,997        15,970,385
     Accounts payable and accrued liabilities         9,009,345        11,664,858
     Customer deposits                                3,906,933         5,095,182
     Senior notes                                    52,883,583        55,507,312
                                                   ------------      ------------

         Total liabilities                           81,034,858        88,247,737

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            1,864,149 in 1999 and in 1998               186,415           186,415
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            2,761,375 in 1999 and in 1998               276,138           276,138
     Additional paid-in capital                      19,267,327        19,267,327
     Retained earnings                               28,328,305        27,248,848
                                                   ------------      ------------

         Total shareholders' equity                  48,058,185        46,978,728
                                                   ------------      ------------

Total liabilities and shareholders' equity         $129,093,043      $135,226,465
                                                   ============      ============




See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                             -------------------------------
                                                                 1999               1998
                                                             ------------       ------------
Revenues
     Sales of homes                                          $ 24,616,408       $ 25,332,278
     Other operating revenues                                     934,056            970,923
     Gain on sales of property and land
          held for investment, net                              1,867,391            190,913
     Interest, rentals and other income                         1,043,657            931,519
                                                             ------------       ------------
                                                               28,461,512         27,425,633
                                                             ------------       ------------

Costs and expenses
     Cost of homes sold                                        22,435,393         22,014,200
     Costs relating to other operating revenues                   803,015            854,962
     Selling, general and administrative expenses               3,996,647          4,216,111
     Interest costs incurred                                    2,049,027          2,318,145
     Interest capitalized (deduct)                             (1,902,027)        (2,004,112)
                                                             ------------       ------------
                                                               27,382,055         27,399,306
                                                             ------------       ------------

Income before provision for income taxes                        1,079,457             26,327

Provision for income taxes                                             --                 --
                                                             ------------       ------------

Net income                                                   $  1,079,457       $     26,327
                                                             ============       ============



Net income per Class A and B common share
     available for common stockholders - Basic               $        .23       $        .01
                                                             ============       ============

Weighted average number of common stock
     outstanding - Basic                                        4,625,524          4,625,524
                                                             ============       ============

Net income per Class A and B common share
     available for common stockholders - Diluted             $        .23       $        .01
                                                             ============       ============

Weighted average number of common stock
     outstanding - Diluted                                      4,625,524          4,714,224
                                                             ============       ============



See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                              -------------------------------
                                                                                  1999               1998
                                                                              ------------       ------------
Cash flows from operating activities
     Net income                                                               $  1,079,457       $     26,327

      Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation                                                              312,902            306,277
         Amortization                                                              187,295            261,281
         Gain on sale of property and land held for investment, net             (1,867,391)          (190,913)
     (Increase) decrease in operating assets
         Receivables                                                               689,003                553
         Inventories                                                             6,047,638          8,123,759
         Other assets                                                              315,906            532,262
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                               (2,655,513)        (4,156,714)
         Customer deposits                                                      (1,188,249)          (201,305)
                                                                              ------------       ------------
            Total adjustments                                                    1,841,591          4,675,200
                                                                              ------------       ------------
                Net cash provided by operating activities                        2,921,048          4,701,527
                                                                              ------------       ------------

Cash flows from investing activities
     Return on investment in joint ventures                                             --            578,687
     Capital expenditures                                                         (233,890)          (285,850)
     Proceeds from the sale of property and equipment                            4,463,719            421,836
                                                                              ------------       ------------

                Net cash provided by investing activities                        4,229,829            714,673
                                                                              ------------       ------------

Cash flows (used in) financing activities
     Payment of mortgage notes                                                    (745,388)           (53,067)
     Repurchase of senior notes                                                 (2,700,000)        (3,850,000)
                                                                              ------------       ------------
                Net cash (used in) financing activities                         (3,445,388)        (3,903,067)
                                                                              ------------       ------------

Net increase in cash and cash equivalents                                        3,705,489          1,513,133

Cash and cash equivalents at beginning of period                                10,557,772         19,830,523
                                                                              ------------       ------------

Cash and cash equivalents at end of period                                    $ 14,263,261       $ 21,343,656
                                                                              ============       ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest (net of amount capitalized)                                     $  1,894,242       $  2,471,271
     Income taxes                                                             $         --       $      2,627



See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 31, 1999 and the related statements of operations and cash flows for the three months ended March 31, 1999 and 1998 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

       Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report on Form 10K.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Certain reclassifications have been made to conform to the current year presentation.

2. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year.

3.     Backlog of contracts for sales of homes:


                               March 31, 1999                   December 31, 1998
                        ----------------------------      ----------------------------
                           Units           Amounts           Units            Amounts
                        -----------      -----------      -----------      -----------
Single-family                   100      $17,369,228              129      $22,256,303
Multi-family                     90       12,492,456               83       11,297,006
                        -----------      -----------      -----------      -----------

Total                           190      $29,861,684              212      $33,553,309
                        ===========      ===========      ===========      ===========


4.     Senior notes

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

       Under the terms of the indenture ("Indenture"), the Company must make Senior Notes sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At March 31, 1999, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $62,100,000.

       During the three months ended March 31, 1999, the Company repurchased $2,700,000 of Senior Notes to be used as part of the sinking fund and has accumulated $16,408,000 toward the $17,500,000 payment due January 15, 2001.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     Line of credit

       The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At March 31, 1999, $9,990,000 was available under this line of credit. The loan agreement expires June 30, 2000.

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

6.     Income taxes

       At March 31, 1999, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realized these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

7.     Segment information

       The Company has the following two reportable segments: home building and rental operations. The homebuilding segment develops and sells residential properties and planned communities. The rental operations segment consists of 529 units in two separate properties. Selected segment information is set forth below (in thousands):

                                      HOME          RENTAL
                                    BUILDING      OPERATIONS      OTHER         TOTAL
                                    --------      ----------     --------      --------
MARCH 31, 1999:

Revenues                            $ 27,347       $    934      $    181      $ 28,462
Segment net income (loss)                844            131           104         1,079

MARCH 31, 1998:

Revenues                              26,311            971           144        27,426
Segment net income (loss)               (148)           116            58            26



8.     Commitments and contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         The Company's revenues from home sales decreased $0.7 million (2.8%) to $24.6 million during the first quarter of 1999 as compared to the comparable quarter of 1998. Oriole delivered 164 homes in the 1999 first quarter compared to 151 in the same period in 1998. The average selling price of homes delivered decreased from $167.8 to $150.1. The number of contracts signed at 142 and the aggregate dollar value of those contracts at $20.9 million decreased in the 1999 first quarter from 164 and $25.8 million, respectively, from the same period in 1998.

         Non-homebuilding revenues increased $1.7 million during the quarter ended March 31, 1999 compared to the same period in 1998, primarily due to the sale of certain properties which had been held for investment.

         Interest, rentals and other income increased $0.4 million during the first quarter of 1999 compared to the same period in 1998 as the result of a one time gain recognized on the repurchase of senior notes.

         Cost of home sales increased to $22.4 million (1.9%) in 1999 from $22.0 million in 1998. As a percentage of home sales, cost of sales increased to 91.1% from 86.9% in the first quarter of 1998. This increase was primarily the result of the write-off of certain deferred costs of approximately $0.3 million associated with the redesign of product.

         Selling, general and administrative expenses reflected a decrease of $0.2 million in the 1999 period as compared to the 1998 first quarter. These expenses decreased as a percentage of revenues to 14.0% from 15.4% for the same period in 1998.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $1.4 million (55.7%) to $3.9 million in the first quarter of 1999 as compared to the same period in 1998 primarily due to the increase in non-homebuilding revenues during this period.

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

         During the first quarter of 1999, the Company used a portion of available cash provided by operations to purchase $2.7 million of senior notes. At March 31, 1999, the Company had approximately $14.2 million in cash and cash equivalents and the availability of substantially all of it's $10.0 million revolving line of credit. The Company believes that these resources are sufficient to provide for its cash requirements through March 31, 2000.

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

YEAR 2000

         The Company has assessed, and formulated a plan to resolve, its information technology ("IT") and non-IT system year 2000 issues. The Company is in the process of replacing its software systems and applications in their entirety. The Company had been advised that both the new replacement systems and applications, as well as the upgraded systems and applications will cause its IT system to be fully year 2000 compliant. The Company expects to test its systems and applications for year 2000 compliance in conjunction with its cost of its new or upgraded software systems and applications during July, 1999. The Company does not consider any other IT or any non-IT systems of the Company to be critical to Company operations and if non-capable for year 2000, the only effect would be inconvenience. There will be no incremental additional cost for acquiring a software and applications system that is year 2000 compliant and the Company does not anticipate that testing or any other measure relating to implementing its plan for year 2000 compliance will result in costs that would have a material impact on future earnings.

The Company has and is consulting with its subcontractors and suppliers regarding their year 2000 readiness and has been advised that they will be year 2000 compliant in all material respects. In any event, the Company believes that it would not be difficult to find alternative subcontractors and suppliers in the event that one of its existing subcontractors and suppliers are unable to satisfactorily perform as the result of failure to be year 2000 compliant.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8K

(a)    Exhibits

       Exhibit 27-Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORIOLE HOMES CORP.
                                        ------------------
                                          (Registrant)

DATE: May 13, 1999                      /s/ R.D. Levy
--------------------                    ---------------------------------------
                                        R.D. Levy,
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        Director



DATE: May 13, 1999                      /s/ J. Pivinski
--------------------                    ---------------------------------------
                                        J. Pivinski, Vice President - Finance,
                                        Treasurer, Chief Financial Officer