Form 10-Q
period 1999-06-30
ORIOLE HOMES CORP
filed 1999-08-13
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 1999                Commission File No. 1-6963


                               ORIOLE HOMES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                    59-1228702
-----------------------------------            ---------------------------------
  (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                    Identification No.)


1690 S. Congress Ave., Suite 200 Delray Beach, FL              33445
-------------------------------------------------    ---------------------------
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

              Class                              Outstanding at August 6, 1999
-------------------------------------          ---------------------------------
Common Stock, Class A, par value $.10                      1,864,149
Common Stock, Class B, par value $.10                      2,761,375

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                       June 30,         December 31,
                                                         1999              1998
                                                     (Unaudited)         (Audited)
                                                    ------------       ------------
Cash and cash equivalents                           $ 20,712,925       $ 10,557,772
                                                    ------------       ------------

Receivables
     Mortgage notes                                      263,144            953,284

Inventories
     Land                                             52,933,517         59,059,535
     Homes completed or under construction            35,335,831         42,763,798
     Model houses and condominiums                     4,339,657          4,360,514
                                                    ------------       ------------
                                                      92,609,005        106,183,847
     Less estimated costs of completion
               included in inventories                 9,910,937          9,080,857
                                                    ------------       ------------
                                                      82,698,068         97,102,990
                                                    ------------       ------------

Property and equipment, at cost
     Land                                                156,506            517,554
     Buildings                                         3,285,188          3,505,343
     Furniture, fixtures and equipment                 3,270,288          3,445,563
                                                    ------------       ------------
                                                       6,711,982          7,468,460
     Less accumulated depreciation                     3,879,847          4,070,613
                                                    ------------       ------------
                                                       2,832,135          3,397,847
                                                    ------------       ------------

Property and equipment held for sale, at cost                 --         11,956,165

Investments in and advances to joint ventures          3,262,133          3,288,596

Land held for investment, at cost                             --          2,127,009

Other
     Prepaid expenses                                    982,694          1,719,517
     Unamortized debt issuance costs                     882,850          1,111,696
     Other assets                                      3,220,529          3,011,589
                                                    ------------       ------------
                                                       5,086,073          5,842,802
                                                    ------------       ------------
Total assets                                        $114,854,478       $135,226,465
                                                    ============       ============




See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                      June 30,          December 31,
                                                       1999                 1998
                                                    (Unaudited)          (Audited)
                                                    ------------       ------------
Liabilities
     Line of credit                                 $     10,000       $     10,000
     Mortgage notes payable                            3,061,600         15,970,385
     Accounts payable and accrued liabilities          9,944,726         11,664,858
     Customer deposits                                 4,085,168          5,095,182
     Senior notes                                     49,585,814         55,507,312
                                                    ------------       ------------

         Total liabilities                            66,687,308         88,247,737

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            1,864,149 in 1999 and in 1998                186,415            186,415
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            2,761,375 in 1999 and in 1998                276,138            276,138
     Additional paid-in capital                       19,267,327         19,267,327
     Retained earnings                                28,437,290         27,248,848
                                                    ------------       ------------

         Total shareholders' equity                   48,167,170         46,978,728
                                                    ------------       ------------

Total liabilities and shareholders' equity          $114,854,478       $135,226,465
                                                    ============       ============




See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                         Six Months Ended                      Three Months Ended
                                                             June 30,                               June 30,
                                                --------------------------------        --------------------------------
                                                     1999               1998                1999                1998
                                                ------------        ------------        ------------        ------------
Revenues
     Sales of homes                             $ 44,198,085        $ 38,497,335        $ 19,581,677        $ 13,165,057
     Other operating revenues                      1,896,685           1,995,904             962,629           1,024,981
     Interest, rentals and other income            1,591,405           1,654,351             547,748             722,832
     Gain on sale of property and
         equipment held for sale, net              3,745,618                  --           3,745,618                  --
     Gain (loss) on sale of land held for
         investment and other assets, net          1,828,753             790,581             (38,638)            599,668
                                                ------------        ------------        ------------        ------------
                                                  53,260,546          42,938,171          24,799,034          15,512,538
                                                ------------        ------------        ------------        ------------

Costs and Expenses
     Cost of homes sold                           39,991,093          33,246,929          17,555,700          11,232,729
     Inventory valuation adjustment                2,480,695                  --           2,480,695                  --
     Costs relating to other
         operating revenues                        1,657,625           1,622,507             854,610             767,545
     Selling, general and
         administrative expenses                   7,701,100           7,817,984           3,704,453           3,601,873
     Interest costs incurred                       3,778,822           4,562,278           1,729,796           2,244,133
     Interest capitalized (deduct)                (3,537,231)         (3,829,190)         (1,635,204)         (1,825,078)
                                                ------------        ------------        ------------        ------------
                                                  52,072,104          43,420,508          24,690,050          16,021,202
                                                ------------        ------------        ------------        ------------

Income (loss) before provision for
     (benefit from) income taxes                   1,188,442            (482,337)            108,984            (508,664)

Provision for (benefit from) income taxes                 --                  --                  --                  --
                                                ------------        ------------        ------------        ------------

Net income (loss)                               $  1,188,442        $   (482,337)       $    108,984        $   (508,664)
                                                ============        ============        ============        ============

Net income (loss) per Class A and B
     common share available for common
         stockholders - Basic                   $        .26        $       (.10)       $        .03        $       (.11)
                                                ============        ============        ============        ============

Weighted average number of common
     stock outstanding - Basic                     4,625,524           4,625,524           4,625,524           4,625,524
                                                ============        ============        ============        ============

Net income (loss) per Class A and B
     common share available for common
         stockholders - Diluted                 $        .26        $       (.10)       $        .03        $       (.11)
                                                ============        ============        ============        ============

Weighted average number of common
     stock outstanding - Diluted                   4,625,524           4,625,524           4,625,524           4,625,524
                                                ============        ============        ============        ============




See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                                  Six Months Ended
                                                                                      June 30,
                                                                          ------------        ------------
                                                                              1999                 1998
                                                                          ------------        ------------
Cash flows from operating activities
     Net income (loss)                                                    $  1,188,442        $   (482,337)

      Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
         Depreciation                                                          624,546             615,461
         Amortization                                                          386,348             403,927
         Gain on sale of property and land held for investment, net         (5,574,371)           (790,581)
     (Increase) decrease in operating assets
         Receivables                                                           690,140             766,656
         Inventories                                                        14,546,466           5,904,875
         Other assets                                                          527,883            (211,587)
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                           (1,720,132)         (2,018,751)
         Customer deposits                                                  (1,010,014)            904,401
                                                                          ------------        ------------
            Total adjustments                                                8,470,866           5,574,401
                                                                          ------------        ------------
                Net cash provided by operating activities                    9,659,308           5,092,064
                                                                          ------------        ------------

Cash flows from investing activities
     Return on investment in joint ventures                                     26,463             614,687
     Capital expenditures                                                     (344,389)           (404,680)
     Proceeds from the sale of property and equipment                       19,801,556           1,210,779
                                                                          ------------        ------------

                Net cash provided by investing activities                   19,483,630           1,420,786
                                                                          ------------        ------------

Cash flows (used in) financing activities
     Payment of mortgage notes                                             (12,908,785)           (107,087)
     Repurchase of senior notes                                             (6,079,000)         (5,050,000)
                                                                          ------------        ------------
                Net cash (used in) financing activities                    (18,987,785)         (5,157,087)
                                                                          ------------        ------------

Net increase in cash and cash equivalents                                   10,155,153           1,355,763

Cash and cash equivalents at beginning of period                            10,557,772          19,830,523
                                                                          ------------        ------------

Cash and cash equivalents at end of period                                $ 20,712,925        $ 21,186,286
                                                                          ============        ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest (net of amount capitalized)                                 $    523,377        $    869,240
     Income taxes                                                         $         --        $      2,627



See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 1999 and the related statements of operations and cash flows for the three months and six months ended June 30, 1999 and 1998 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three months and the six months ended June 30, 1999 are not necessarily indicative of the results for the entire year.

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

       In this regard, the Company recorded in the second quarter of 1999 a non-cash inventory valuation adjustment totaling $2,480,695 or $.54 per common share, reducing certain land inventory to its estimated fair value less cost to sell. The inventory adjustment pertained to approximately 84 unsold housing units located in two developments.

4.     Backlog of contracts for sales of homes:


                                      June 30, 1999                    December 31, 1998
                                --------------------------       --------------------------
                                  Units          Amounts           Units          Amounts
                                --------       -----------       --------       -----------
            Single-family            110       $18,604,718            129       $22,256,303

            Multi-family              68         9,712,518             83        11,297,006
                                --------       -----------       --------       -----------

            Total                    178       $28,317,236            212       $33,553,309
                                ========       ===========       ========       ===========



                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     Senior notes

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

       Under the terms of the indenture ("Indenture"), the Company must make Senior Notes sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At June 30, 1999, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $62,100,000.

       During the six months ended June 30, 1999, the Company repurchased $6,079,000 of Senior Notes to be used as part of the sinking fund and has accumulated $19,787,000 toward the $17,500,000 payments due January 15, 2001 and 2002.

6.     Line of credit

       The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At June 30, 1999, $9,990,000 was available under this line of credit. The loan agreement expires July 1, 2000.

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

7.     Income taxes

       At June 30, 1999, the Company has no deferred tax benefit related to its net operating losses as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.     Gain on sale of property and equipment held for sale

       On June 30, 1999, the Company sold a 480 unit rental apartment complex for a gain of $3.75 million. A portion of the gross proceeds of $19.2 million was used to reduce the balance of related long-term debt by $12.2 million.

9.     Segment information

       The Company has the following two reportable segments: home building and rental operations. The homebuilding segment develops and sells residential properties and planned communities. The rental operations segment consists of 529 units in two separate properties. Selected segment information is set forth below (in thousands):

                                                Six Months Ending          Three Months Ending
                                                    June 30,                     June 30,
                                            ----------------------        ----------------------
                                              1999           1998           1999           1998
                                               $              $               $              $
                                            -------        -------        -------        -------
         Revenues
                Home Building                47,288         40,709         19,941         14,398
                Rental Operations             1,896          1,996            962          1,025
                Other                         4,077            233          3,896             89
                                            -------        -------        -------        -------
                Total                        53,261         42,938         24,799         15,512
                                            =======        =======        =======        =======

            Segment net income (loss)
                Home Building                (2,961)          (926)        (3,805)          (778)
                Rental Operations               238            373            107            257
                Other                         3,911             71          3,807             13
                                            -------        -------        -------        -------
                Total                         1,188           (482)           109           (508)
                                            =======        =======        =======        =======




10.    Commitments and contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         The Company's revenues from home sales increased $6.4 million (48.7%) to $19.6 million during the second quarter of 1999 as compared to the comparable quarter of 1998 primarily as a result of an increase in the number of homes delivered. Oriole delivered 125 homes in the 1999 second quarter compared to 82 in the same period in 1998. The average selling price of homes delivered decreased from $160.5 to $156.7. The number of contracts signed at 113 and the aggregate dollar value of those contracts at $18.0 million decreased in the 1999 second quarter from 144 and $22.3 million, respectively, from the same period in 1998.

         During the quarter ended June 30, 1999, the Company sold a 480 unit rental apartment complex for a gain of $3.75 million. A portion of the gross proceeds of $19.2 million was used to reduce the balance of related long-term debt by $12.2 million.

         Other non-homebuilding revenues decreased $0.9 million during the second quarter of 1999 as compared to the same period in 1998 primarily due to the sale of certain properties which had been held for investment.

         Cost of home sales increased to $17.6 million (56.3%) in the second quarter of 1999 from $11.2 million in the second quarter of 1998 as a result of an increase in the number of home delivered. As a percentage of home sales, cost of sales increased to 89.7% from 85.3% in the second quarter of 1999 primarily due to the decrease in average selling price previously mentioned.

         Selling, general and administrative expenses decreased as a percentage of revenues to 14.9% from 23.2% for the same period in 1998 due to the increase in revenues related to home deliveries and the sales of property and equipment.

         The Company generated net income for the quarter ended June 30, 1999 of $0.1 million compared to a net loss of $0.5 million during the same period in 1998. Included in the 1999 period is a non-cash pre-tax charge of $2.5 million representing an inventory valuation adjustment affecting the value of land inventory for approximately 84 unsold housing units located in two developments. The Company determined that this inventory valuation adjustment was appropriate because it would have to continue selling homes in these developments at prices lower than originally anticipated in order to meet market conditions while accumulated capitalized interest adversely affected the cost of goods sold.

         Earnings before interest, taxes, depreciation and amortization, inclusive of the 1999 non-cash inventory evaluation adjustments, (EBITDA) increased $3.5 million to $4.8 million in the second quarter of 1999 as compared to the same period in 1998 primarily due to the increase in the gain on sale of property and equipment during this period.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         The Company's revenues from home sales increased $5.7 million (14.8%) to $44.2 million during the six month period of 1999 as compared to 1998 as a result of the number of homes delivered. Oriole delivered 289 homes in the first six months of 1999 compared to 233 in the same period in 1998. The average selling price of homes delivered decreased from $165.2 to $152.9. The number of contracts signed at 255 and the aggregate dollar value of those contracts at $39.0 million decreased in the 1999 first six months from 308 and $48.1 million, respectively, from the same period in 1998.

         Non-homebuilding revenues increased to $9.1 million in the six month period of 1999 from $4.4 million primarily due to the sale of certain properties which had been held for investment.

         Cost of home sales increased to $40.0 million (20.3%) in 1999 from $33.2 million in 1998 as a result in the increase in the number of homes delivered. As a percentage of home sales, cost of sales increased to 90.5% from 86.4% in the first six months of 1998. This increase was primarily the result of the decrease in the average selling price previously mentioned.

         Selling, general and administrative expenses remained at approximately the same level in the first six months of 1999 when compared to the same period in 1998. These expenses decreased as a percentage of revenues to 14.5 % from 18.2% for the same period in 1998 due to the increase in revenues related to home deliveries and the sales of property and equipment.

         The Company's net income for the first six months of 1999 was $1.2 million, or $0.26 per share, as compared to a net loss of $0.5 million, or $0.10 per share in 1998. Net income was decreased by a non-cash pre-tax charge of $2.5 million, or $0.54 per share to write-down the value of certain inventory to its fair market value less cost to sell and net income was increased by $4.8 million due to the sales of property and equipment.

         EBITDA, inclusive of the 1999 non-cash inventory valuation adjustments, increased $4.8 million to $8.7 million in the first six months of 1999 from $3.8 million in 1998 primarily due to the increase in the gain on sales of properties and equipment during this period.

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

         During the first six months of 1999, the Company used a portion of available cash provided by both the sales of investment properties and operations to purchase $6.1 million of Senior Notes and reduce other long-term debt by $12.2 million. At June 30, 1999, the Company had approximately $20.7 million in cash and cash equivalents and the availability of substantially all of it's $10.0 million revolving line of credit. The Company believes that these resources are sufficient to provide for its cash requirements through June 30, 2000.

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


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8K

(a)   Exhibits

      Exhibit 27-Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ORIOLE HOMES CORP.

                                                     (Registrant)



Date:    August 6, 1999                  /s/ R.D. Levy
                                         --------------------------------------
                                         R.D. Levy,
                                         Chairman of the Board,
                                         Chief Executive Officer,
                                         Director

Date:    August 6, 1999                  /s/ J. Pivinski
                                         --------------------------------------
                                         J. Pivinski, Vice President - Finance,
                                         Treasurer, Chief Financial Officer