Form 10-Q
period 1999-09-30
ORIOLE HOMES CORP
filed 1999-11-12
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 1999           Commission File No. 1-6963


                               ORIOLE HOMES CORP.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Florida                                                         59-1228702
------------------------------------------------------------       ---------------------------------------------------------
              (State or other jurisdiction of                                           (IRS Employer
              incorporation or organization)                                         Identification No.)




     1690 S. Congress Ave., Suite 200 Delray Beach, Fl.                                       33445
--------------------------------------------------------------      ----------------------------------------------------------
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



Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                           Class                                               Outstanding at November 4, 1999
------------------------------------------------------------      ----------------------------------------------------------
           Common Stock, Class A, par value $.10                                          1,864,149
           Common Stock, Class B, par value $.10                                          2,761,375


                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                   September 30,    December 31,
                                                       1999             1998
                                                   (Unaudited)       (Audited)
                                                   -----------       ---------
Cash and cash equivalents                          $ 13,764,145      $ 10,557,772
                                                   ------------      ------------
Receivables
     Mortgage notes                                     262,885           953,284

Inventories
     Land                                            52,791,521        59,059,535
     Homes completed or under construction           31,471,125        42,763,798
     Model houses and condominiums                    4,134,168         4,360,514
                                                   ------------      ------------
                                                     88,396,814       106,183,847

     Less estimated costs of completion
               included in inventories                7,315,165         9,080,857
                                                   ------------      ------------
                                                     81,081,649        97,102,990
                                                   ------------      ------------

Property and equipment, at cost
     Land                                               156,341           517,554
     Buildings                                        3,284,642         3,505,343
     Furniture, fixtures and equipment                2,874,889         3,445,563
                                                   ------------      ------------
                                                      6,315,872         7,468,460
     Less accumulated depreciation                    3,600,118         4,070,613
                                                   ------------      ------------
                                                      2,715,754         3,397,847
                                                   ------------      ------------

Property and equipment held for sale, at cost                --        11,956,165

Investments in and advances to joint ventures         2,690,423         3,288,596

Land held for investment, at cost                     1,857,300         2,127,009

Other
     Prepaid expenses                                 1,031,945         1,719,517
     Unamortized debt issuance costs                    730,356         1,111,696
     Other assets                                     3,036,682         3,011,589
                                                   ------------      ------------
                                                      4,798,983         5,842,802
                                                   ------------      ------------

Total assets                                       $107,171,139      $135,226,465
                                                   ============     =============



See notes to the consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                 September 30,       December 31,
                                                      1999               1998
                                                  (Unaudited)         (Audited)
                                                ---------------      ------------
Liabilities
     Line of credit                                $     10,000      $     10,000
     Mortgage notes payable                           4,061,600        15,970,385
     Accounts payable and accrued liabilities         7,707,987        11,664,858
     Customer deposits                                4,625,057         5,095,182
     Senior notes                                    43,728,537        55,507,312
                                                   ------------      ------------

         Total liabilities                           60,133,181        88,247,737

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            1,864,149 in 1999 and in 1998               186,415           186,415
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            2,761,375 in 1999 and in 1998               276,138           276,138
     Additional paid-in capital                      19,267,327        19,267,327
     Retained earnings                               27,308,078        27,248,848
                                                   ------------      ------------

         Total shareholders' equity                  47,037,958        46,978,728
                                                   ------------      ------------

Total liabilities and shareholders' equity         $107,171,139      $135,226,465
                                                   ============      ============




See notes to the consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                        Nine Months Ended                      Three Months Ended
                                                          September 30,                          September 30,
                                               -------------------------------------  ------------------------------------
                                                     1999               1998                1999              1998
                                               -----------------  ------------------  ----------------- ------------------
Revenues
     Sales of homes                            $ 59,682,424       $ 53,414,898       $ 15,484,339        $ 14,917,563
     Sales of land                                       --              8,500                 --               8,500
     Other operating revenues                     1,954,465          2,950,750             57,780             954,846
     Interest, rentals and other income           2,307,039          2,267,475            715,634             613,124
     Gain on sale of property and
         equipment held for sale, net             3,745,618                 --                 --                  --
     Gain (loss) on sale of land held for
         investment and other assets, net         1,742,782          1,224,940            (85,971)            434,359
                                               ------------       ------------       ------------       -------------
                                                 69,432,328         59,866,563         16,171,782          16,928,392
                                               ------------       ------------       ------------       -------------

Costs and Expenses
     Cost of homes sold                          53,852,726         45,992,350         13,861,633          12,745,421
     Costs of land sold                                  --              2,097                 --               2,097
     Inventory valuation adjustment               2,480,695                 --                 --                  --
     Costs relating to other
         operating revenues                       1,790,182          2,405,195            132,557             782,688
     Selling, general and
         administrative expenses                 10,921,530         11,256,876          3,220,430           3,438,892
     Interest costs incurred                      5,391,830          6,717,194          1,613,008           2,154,916
     Interest capitalized (deduct)               (5,063,865)        (5,653,830)        (1,526,634)         (1,824,640)
                                               ------------       ------------       ------------       -------------
                                                 69,373,098         60,719,882         17,300,994          17,299,374
                                               ------------       ------------       ------------       -------------

Income (loss) before provision for
     (benefit from) income taxes                     59,230           (853,319)        (1,129,212)           (370,982)

Provision for (benefit from) income taxes                --                 --                 --                  --
                                               ------------       ------------       ------------       -------------

Net income (loss)                              $     59,230       $   (853,319)      $ (1,129,212)       $   (370,982)
                                               ============       ============       ============        ============

Net income (loss) per Class A and B
     common share available for common
         stockholders - Basic                  $        .01       $       (.18)       $      (.25)       $       (.08)
                                                ============       ============       ============       ============

Weighted average number of common
     stock outstanding - Basic                    4,625,524          4,625,524          4,625,524           4,625,524
                                                ============       ============       ============       ============

Net income (loss) per Class A and B
     common share available for common
         stockholders - Diluted                $        .01       $       (.18)      $       (.25)       $       (.08)
                                               ============       ============       ============        ============

Weighted average number of common
     stock outstanding - Diluted                  4,626,023          4,625,524          4,625,524           4,625,524
                                               ============       ============       ============        ============


See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        ----------------------------------
                                                                             1999                1998
                                                                        ----------------   ---------------
Cash flows from operating activities
     Net income (loss)                                                   $     59,230       $   (853,319)

      Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities
         Depreciation                                                         726,689            928,766
         Amortization                                                         645,565            699,537
         Gain on sale of property and land held for investment, net        (5,488,400)        (1,224,940)
     (Increase) decrease in operating assets
         Receivables                                                          690,399            767,285
         Inventories                                                       14,385,011         (1,386,912)
         Other assets                                                         662,479           (111,376)
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                          (3,956,871)        (1,684,412)
         Customer deposits                                                   (470,125)           851,748
                                                                         ------------       ------------
            Total adjustments                                               7,194,747         (1,160,304)
                                                                         ------------       ------------
                Net cash provided by (used in) operating activities         7,253,977         (2,013,623)
                                                                         ------------       ------------

Cash flows from investing activities
     Return on investment in joint ventures                                   598,173            614,687
     Capital expenditures                                                    (531,881)          (584,441)
     Proceeds from the sale of property and equipment                      19,837,889          2,267,924
                                                                         ------------       ------------

                Net cash provided by investing activities                  19,904,181          2,298,170
                                                                         ------------       ------------

Cash flows (used in) financing activities
     Payment of mortgage notes                                            (12,908,785)          (162,079)
     Proceeds of mortgage notes                                             1,000,000                 --
     Repurchase of senior notes                                           (12,043,000)       (10,772,000)
                                                                         ------------       ------------
                Net cash (used in) financing activities                   (23,951,785)       (10,934,079)
                                                                         ------------       ------------

Net increase in cash and cash equivalents                                   3,206,373        (10,649,532)

Cash and cash equivalents at beginning of period                           10,557,772         19,830,523
                                                                         ------------       ------------

Cash and cash equivalents at end of period                               $ 13,764,145       $  9,180,991
                                                                         ============       ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest (net of amount capitalized)                                $  2,281,873       $  3,311,614
     Income taxes                                                        $         --       $      2,627



See notes to consolidated financial statements

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The consolidated balance sheet as of September 30, 1999 and the related statements of operations and cash flows for the three months and nine months ended September 30, 1999 and 1998 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three months and the nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year.

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

4.     Backlog of contracts for sales of homes:


                                                   September 30, 1999                     December 31, 1998
                                           ------------------------------------    --------------------------------
                                                 Units             Amounts              Units          Amounts
                                             ---------------   ----------------      ------------   ---------------
        Single-family                                   112    $   19,315,716                       $   22,256,303
                                                                                            129
        Multi-family                                     66         9,450,275                83         11,297,006
                                             --------------    --------------        ----------     --------------

        Total                                           178    $   28,765,991               212     $   33,553,309
                                             ==============    ==============        ==========     ==============

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

       Under the terms of the indenture ("Indenture"), the Company must make Senior Notes sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At September 30, 1999, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $62,100,000.

       During the nine months ended September 30, 1999, the Company repurchased $12,043,000 of Senior Notes to be used as part of the sinking fund and has accumulated $25,751,000 toward the $17,500,000 payments due January 15, 2001 and 2002.

6.     Line of credit

       The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At September 30, 1999, $9,990,000 was available under this line of credit. The loan agreement expires July 1, 2000.

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

7.     Income taxes

       At September 30, 1999, the Company has no deferred tax benefit related to its net operating losses as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

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

9.     Segment information

       The Company has the following two reportable segments: home building and rental operations. The homebuilding segment develops and sells residential properties and planned communities. The rental operations segment consists of 529 units in two separate properties until June 30, 1999 and one rental operation consisting of 49 units thereafter. Selected segment information is set forth below (in thousands):



                                                  Nine Months Ending                Three Months Ending
                                                     September 30,                      September 30,
                                              ----------------------------     -------------------------------
                                                 1999             1998            1999               1998
                                                  $                $                $                 $
                                              -----------      -----------     ------------      -------------
          Revenues
            Home Building                         63,293           56,571           16,005             15,862
             Rental Operations                     1,954            2,951               58                955
             Other                                 4,185              345              108                112
                                                  ------           ------           ------             ------
             Total                                69,432           59,867           16,171             16,929
                                                  ======           ======           ======             ======

         Segment net income (loss)
             Home Building                        (4,074)          (1,498)          (1,113)              (572)
             Rental Operations                       164              546              (74)               173
             Other                                 3,969               99               58                 58
                                                  ------           ------           ------             ------
             Total
                                                      59            ( 853)          (1,129)              (371)
                                                  ======           ======           ======             ======



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's revenues from home sales increased $0.6 million (3.8%) to $15.5 million during the third quarter of 1999 as compared to the comparable quarter of 1998 primarily as a result of an increase in the number of homes delivered. Oriole delivered 99 homes in the 1999 third quarter compared to 91 in the same period in 1998. The average selling price of homes delivered decreased from $163,900 to $156,400. The number of contracts signed at 99 and the aggregate dollar value of those contracts at $15.9 million increased in the 1999 third quarter from 80 and $12.8 million, respectively, from the same period in 1998.

         Other non-homebuilding revenues decreased $0.8 million during the third quarter of 1999 as compared to the same period in 1998 primarily due to a reduction in rental revenue as a result of the sale of a 480 unit rental apartment complex June 30, 1999.

         Cost of home sales increased to $13.9 million (8.8%) in the third quarter of 1999 from $12.7 million in the third quarter of 1998 primarily as a result of an increase in the number of home delivered. As a percentage of home sales, cost of sales increased to 89.5% from 85.4% in the third quarter of 1999 primarily due to the decrease in average selling price previously mentioned.

         Selling, general and administrative expenses decreased as a percentage of revenues to 19.9% from 20.3% for the same period in 1998 due to the increase in revenues related to home deliveries, as well as a $0.2 million decrease in these expenses during the third quarter of 1999 as compared to the same period of 1998 primarily due to lower personnel costs and marketing expenses.

         The Company incurred a net loss for the quarter ended September 30, 1999 of $1.1 million or $0.25 per share compared to a net loss of $0.4 million or $0.08 per share during the same period in 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased $1.0 million to $0.7 million in the third quarter of 1999 as compared to the same period in 1998.

         The increase in net loss and the decline in EBITDA during the three-month period ended September 30, 1999 primarily resulted from (i) a decrease in revenues during the period from rental properties sold since the prior period and the absence of a gain on sale of land held for investment compared to the gain of $0.4 million during the comparable period of 1998 and
(ii) an increase in the cost of homes sold. These factors were offset in part by a reduction in costs relating to operation of the rental complex.



NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's revenues from home sales increased $6.3 million (11.7%) to $59.7 million during the nine month period of 1999 as compared to 1998 as a result of the number of homes delivered. Oriole delivered 388 homes in the nine-month period compared to 324 in the same period in 1998. The average selling price of homes delivered decreased from $164,900 to $153,800. The number of contracts signed at 354 and the aggregate dollar value of those contracts at $54.9 million decreased in the 1999 nine-month period from 388 and $60.9 million, respectively, from the same period in 1998.

         Non-homebuilding revenues increased to $9.7 million in the nine-month period of 1999 from $6.4 million primarily due to the sale of certain properties which had been held for investment, partly offset by a reduction in rental revenue as a result of the sale of a 480 unit rental apartment complex on June 30, 1999.

         Cost of home sales increased to $53.9 million (17.1%) in 1999 from $46.0 million in 1998 primarily as a result in the increase in the number of homes delivered. As a percentage of home sales, cost of sales increased to 90.2% from 86.1% in the nine month of 1998. This increase was primarily the result of the decrease in the average selling price previously mentioned.

         Selling, general and administrative expenses remained at approximately the same level in the nine-month period of 1999 when compared to the same period in 1998. These expenses decreased as a percentage of revenues to 15.7% from 18.8% for the same period in 1998 primarily due to the increase in revenues related to home deliveries and the sales of property and equipment.

         The Company's net income for the nine-month period of 1999 was $0.6 million, or $0.01 per share, as compared to a net loss of $0.9 million, or $0.18 per share in 1998. Net income during the 1999 period was decreased by a non-cash pre-tax charge of $2.5 million, or $0.54 per share to write-down the value of certain inventory to its fair market value less cost to sell and net income was increased by $4.8 million due to the sales of properties and equipment. In addition, the decrease in net income for the nine-month period ending September 30, 1999 compared to the same period of 1998 resulted in part from a decrease in revenues from rental properties sold since the prior period and an increase in the cost of homes sold, partly offset by lower costs relating to operation of the rental complex.

         EBITDA, inclusive of the 1999 non-cash inventory valuation adjustments, increased $3.8 million to $9.4 million in the nine-month period ended September 30, 1999 from $5.6 million in 1998 primarily due to the increase in the gain on sales of properties and equipment during this period. EBITDA was also affected by the factors influencing net income discussed above.



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

         During the nine-month period of 1999, the Company used a portion of available cash provided by both the sales of investment properties and operations to purchase $12.0 million of Senior Notes and reduce other long-term debt by $12.2 million. At September 30, 1999, the Company had approximately $13.8 million in cash and cash equivalents and the availability of substantially all of it's $10.0 million revolving line of credit. The Company believes that these resources are sufficient to provide for its cash requirements through September 30, 2000.


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

YEAR 2000

         The Company has assessed, formulated and implemented a plan to resolve its information technology ("IT") and non-IT system year 2000 issues. The Company has replaced its software systems and applications in there entirety as of September 30, 1999. The Company has tested the new software systems and applications and believes that its IT system is materially year 2000 compliant. The Company does not consider any other IT or any non-IT systems of the Company to be critical to Company operations and if non-capable for year 2000, the only effect would be inconvenience. The cost of acquiring a new software and applications system that is year 2000 compliant was not incrementally higher than the cost that the Company would otherwise have paid to replace its systems and applications in the ordinary course. The Company does not anticipate that testing or any other measure relating to implementing its plan for year 2000 compliance has or will result in costs that would have a material impact on future earnings.

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



                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8K

(a)   Exhibits

      Exhibit 27-Financial Data Schedule



(b) There were no reports on Form 8-K filed for the three months ended September 30, 1999.

                                   SIGNATURES





Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ORIOLE HOMES CORP.
                                                   -------------------
                                                      (Registrant)



Date:  November  4, 1999                    /s/ R.D. Levy
---------------------------                 -----------------------------------
                                            R.D. Levy,
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Director

Date:  November  4, 1999                    /s/ J. Pivinski
---------------------------                 -----------------------------------
                                            J. Pivinski, Vice President
                                            - Finance, Treasurer,
                                            Chief Financial Officer