Form 10-K405
period 1999-12-31
ORIOLE HOMES CORP
filed 2000-03-30
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      ------------------------------------


                                    FORM 10-K




   Annual Report pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                                 File No. 1-6963

                               ORIOLE HOMES CORP.
                               ------------------
       1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445
                                 (561) 274-2000


         FLORIDA                                              59-1228702
------------------------                                ----------------------
(State of Incorporation)                                (I.R.S. Employer I.D.)




         Securities registered pursuant of Section 12(b) of the act:


                                                     NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                          WHICH REGISTERED
 ------------------------------------                -----------------------
 Class A Common Stock, $.10 par Value                American Stock Exchange
  Class B Common Stock, $.10 par Value                American Stock Exchange


                               ------------------


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

         As of March 15, 2000, the Company had outstanding 1,863,649 shares of its Class A Common Stock and 2,761,875 shares of its Class B Common Stock.

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $10,761,063 as of March 15, 2000.

         Part III of this Report is incorporated by reference to the Registrant's Proxy Statement which will be filed for the 2000 Annual Meeting, to be held on May 10, 2000.

                               ORIOLE HOMES CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                          Page

Part I

Item 1.           Business .............................................................................................     1

Item 2.           Properties ...........................................................................................    14

Item 3.           Legal Proceedings ....................................................................................    14

Item 4.           Submission of Matters to a Vote of Security-Holders ..................................................    14

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters ................................    15

Item 6.           Selected Financial Data ..............................................................................    16

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations ................    17

Item 8.           Financial Statements and Supplementary Data ..........................................................    23

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................    43

Part III

Item 10.          Directors and Executive Officers of the Registrant ...................................................    43

Item 11.          Executive Compensation ...............................................................................    43

Item 12.          Security Ownership of Certain Beneficial Owners and Management .......................................    43

Item 13.          Certain Relationships and Related Transactions .......................................................    43

Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K ......................................    44

Signatures        ......................................................................................................    46

Exhibit Index ..........................................................................................................    47


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

         The Company is a leader in the "active adult" (age 55 and over) market in south Florida. In 1999, approximately 86% of the Company's revenues were derived from sales of homes in communities designed exclusively for active adults. According to various market studies conducted on behalf of the Company, during each of the last five years Oriole was the largest builder of condominiums for active adults in Palm Beach County, measured by dollar volume and number of units sold.

         Oriole designs its product mix in response to the preferences of active adults, a demographic group which, according to U.S. Census reports, enjoys a high percentage of discretionary income in this marketplace and is the fastest growing segment of the population in the United States. In 1999, homes in the Company's active adult communities sold at prices that ranged from $100,000 to $195,000. Approximately 54% of these sales were for cash.

         During the year ended December 31, 1999, the average sales price for housing units sold by the Company was $154,600.

HOME BUILDING DATA (IN 000's)

         The following table sets forth information concerning sales, new contracts and backlog for each of the past five years for the Company's homes:


                                                             YEARS ENDED DECEMBER 31,
                                                               (DOLLARS IN THOUSANDS)
                                        ---------------------------------------------------------------------------
                                        1999              1998              1997             1996              1995
                                        ----              ----              ----             ----              ----
Total Sales
         Sales value                 $77,454           $82,737          $106,788         $100,661           $73,409
         Number of homes                 501               522               676              597               433

Total New Contracts
         Sales value                 $73,082           $75,876          $102,392         $110,122           $79,410
         Number of homes                 463               491               653              670               483

Total Backlog
         Sales value                 $29,181           $33,553          $ 40,414          $44,810           $35,349
         Number of homes                 174               212               243              266               193


         The Company anticipates delivering substantially all backlog, both in number of homes and dollar amount, within a twelve month period. It generally takes eight months after receipt of a contract to deliver a home.

OPERATING STRATEGIES

         The Company has attempted to maximize its financial return by (i) acquiring tracts of developed and undeveloped land and marketing this land in phases, (ii) developing planned communities, which permit the Company to take advantage of certain economies of scale, (iii) generally beginning construction only after a home is contracted for, and (iv) acting as general contractor and hiring subcontractors on a fixed-price or other negotiated cost-effective basis. In 1999, Oriole implemented certain strategic initiatives to help enhance profit margins, including the installation of a new information technology system. This system provided the infrastructure to support the evaluation, modification and automation of certain business processes in order to reduce home delivery time, enhance the quality of home construction and standardize options.

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

         The Company will continue to adhere to most of its current operating strategies but will also adopt new strategies as it deems appropriate to meet evolving and increasingly competitive market conditions. In this regard, the Company continues to extend its geographic market into the central Florida area to take advantage of accelerated demand in those areas. It has also reduced reliance on the purchase of larger tracts of land outright with the use of "rolling" options and strategic alliances. The typical "rolling" option allows the Company an exclusive right to the future purchase of a predetermined quantity of land in a development at a price fixed at the original contract date, thereby allowing the Company to reduce its market risk by adjusting its level of investment. A typical strategic alliance allows for shared resources and risk between homebuilders and/or vendors in the purchase, development and marketing of large parcels of land. These alliances may take various forms; i.e. direct investment, joint ventures, etc.

         FLORIDA MARKET. The Company's residential developments are all located in the State of Florida and primarily in southeast and central Florida (Broward, Palm Beach, Osceola and Marion Counties).

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

         Oriole seeks to appeal to a wide variety of buyers in different geographic locations with different individual risk profiles and lifestyle preferences and, accordingly, the Company offers a diversity of home styles and price ranges including single family, patio, townhomes, villas, duplexes and low and mid-rise condominiums. Sales prices range from $100,000 to $450,000, with an average price of $154,600 for homes delivered during 1999. See "COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION", at page 6.

         The Company offers a variety of options for each of its homes. Options permit buyers some flexibility to customize their homes on a design fee basis. Options also provide the Company with higher margins while allowing the Company to maintain the efficiencies of a production builder. The Company believes the availability of options increases the appeal of its homes and makes them desirable to a wide variety of buyers.

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

         LAND SALES. In the normal course of its business, the Company has and may sell land which either can be sold at an advantageous price due to market conditions or because it no longer meets the Company's marketing needs. Sales of this land may also be made because it is located in areas where the Company considers its inventory to be excessive or because the land has been zoned for commercial use.

         COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION

         The following table summarizes information as of December 31, 1999 with respect to the Company's principal projects under development or construction during 1999.

                                                             UNITS SOLD
           NAME AND         YEAR                                 AND         UNITS SOLD
         LOCATION OF    DEVELOPMENT             TOTAL UNITS   DELIVERED    AND DELIVERED
         DEVELOPMENT      STARTED        TYPE     PLANNED     THRU 1999       IN 1999
-------------------------------------------------------------------------  -----------------



Country Glen               1993         Single      300         154            18
Cooper City                             Family

Sandpiper Landing          1995         Single      145         145            29
Coconut Creek                           Family

Coral Lakes                1992         Active    1,372(3)      789           137
Delray Beach                            Adult

Palm Isles                 1991         Active      992         992            18
Boynton Beach                           Adult

Palm Isles West            1995         Active      235         189            46
Boynton Beach                           Adult

Majestic Isles             1994         Active      450         382            86
Boynton Beach                           Adult

Addison Green              1998         Active      130           4             4
Boynton Beach                           Adult




           NAME AND
         LOCATION OF          UNITS UNDER        UNITS UNDER           REMAINING
         DEVELOPMENT        CONSTRUCTION(1)        CONTRACT             UNITS(2)
----------------------------------------------------------------- -------------------
                                             AT DECEMBER 31, 1999
                           ----------------------------------------------------------

Country Glen                       9                  10                  136
Cooper City

Sandpiper Landing                 --                  --                   --
Coconut Creek

Coral Lakes                       86                  67                  516

Delray Beach

Palm Isles                        --                  --                   --
Boynton Beach

Palm Isles West                   14                  15                   31
Boynton Beach

Majestic Isles                    20                   9                   59
Boynton Beach

Addison Green                     12                  11                  115
Boynton Beach

                                                                               UNITS SOLD
                    NAME AND                  YEAR                                 AND         UNITS SOLD
                  LOCATION OF             DEVELOPMENT             TOTAL UNITS   DELIVERED    AND DELIVERED
                  DEVELOPMENT               STARTED        TYPE     PLANNED     THRU 1999       IN 1999
         ----------------------------------------------------------------------------------  ----------------




         Summer Chase                      1989          Active       221          210           42
         Lake Worth                                      Adult

         Whispering Sound                  1991          Active       230          230           24
         Palm City/Stuart                                Adult

         Sandpiper Isles                   1995          Mixed         70 (3)       70           11
         Bonita Springs

         Sandpiper Greens                  1995          Mixed         30 (3)       30           16
         Bonita Springs

         Stonecrest                        1995          Active       715 (4)      274           70
         Ocala                                           Adult

         Terrace Homes                     1999          Mixed         99           --           --
         Celebration







                    NAME AND
                  LOCATION OF               UNITS UNDER        UNITS UNDER           REMAINING
                  DEVELOPMENT             CONSTRUCTION(1)        CONTRACT             UNITS(2)
         ---------------------------------------------------------------------- -------------------
                                                           AT DECEMBER 31, 1999
                                         ----------------------------------------------------------


         Summer Chase                         11                     2                  9
         Lake Worth

         Whispering Sound                     --                    --                 --
         Palm City/Stuart

         Sandpiper Isles                      --                    --                 --
         Bonita Springs

         Sandpiper Greens                     --                    --                 --
         Bonita Springs

         Stonecrest                           59                    60                381
         Ocala

         Terrace Homes                        --                    --                 99
         Celebration




(1)  Includes model units.
(2)  Includes model units and potential units to be constructed.
(3)  Reduction in original number of units purchased.
(4)  Includes purchase of additional land.

         COUNTRY GLEN is a community of single-family homes located in Cooper City. The community consists of 300 units with recreational facilities under development and construction. Prices range from $298,000 to $400,000.

         SANDPIPER LANDING is in a 240 acre master planned private-gated community consisting of 145 three and four bedroom, two-car garage residences, located in Coconut Creek. Prices range from $129,000 to $160,000. This community was sold out in 1999.

         CORAL LAKES is an active adult community in Boynton Beach with a multi-million dollar on-site clubhouse with substantial amenities. The community of 1,372 units features condominiums in four-story buildings, coach homes and sections of single-family residences including the newly introduced enclave of Tuscany. Prices range from under $98,000 to $174,000.

         PALM ISLES is an active adult community of 992 residences in Boynton Beach. Prices in this community range from $129,000 to $140,000, and home styles include villas, duplexes, lakefront two-story condominiums and single-family residences. The community has a multi-million dollar on-site clubhouse and spa with eight tennis courts and satellite swimming pools. This community was sold out in 1999.

         PALM ISLES WEST, an active adult community in Boynton Beach, features 235 duplexes and single-family residences priced from $120,000 to $186,000. Residents of this community share Palm Isles' amenities, plus enjoy the convenience of a satellite swimming pool and sun deck within Palm Isles West.

         MAJESTIC ISLES is an active adult community of 450 duplexes and single-family residences located in Boynton Beach. Prices range from $128,000 to $183,000. The community features an intimate, luxury clubhouse with swimming pool and tennis courts.

         ADDISON GREEN is a gated community with a private recreation area in a section of the Aberdeen Golf and Country Club located in Boynton Beach. Aberdeen with its Tennis and Fitness Center overlooks an 18-hole golf course. Oriole's 130 single-family residences, with two-car garages, are priced from $160,000 to $184,000.

         SUMMER CHASE is a community for active adults located in Lake Worth. The community features 221 single-family residences with two-car garages. The price range is $145,000 to $169,000. A social clubhouse is available to all residents along with tennis courts and pool.

         WHISPERING SOUND is an active adult community of 230 duplex residences located in Martin County in Palm City/Stuart. The residences range in price from $114,000 to $124,000. The community includes natural preserved areas offering backyard privacy for nearly every residence. The social clubhouse is available to all residents along with tennis courts and pool. This community was sold out in 1999.

         SANDPIPER ISLES, located in Bonita Springs, is a 70 home neighborhood of luxury 3 bedroom, 2 bath coach homes surrounded by lakes and preserves, priced from $167,000 and luxury 3 bedroom, 3 1/2 bath mid-rise condominiums, priced from $232,000. Included is a private social clubhouse, lakeside pool and gated entry. This community was sold out in 1999.

         SANDPIPER GREENS is a neighborhood of sixty 3 bedroom, 2 bath garden mid-rise residences adjoining a country club with a championship 18-hole golf course, priced from $148,000 to the mid $200's, located in Bonita Springs. Residents have the option of becoming members of the country club. This community was sold out in 1999.

         STONECREST is an active adult community consisting of 715 single-family homes priced from $90,000 to $160,000, offering championship golf and a social recreational clubhouse with pool, located in Marion County.

         TERRACE HOMES at Celebration, located in Disney's planned community, will feature multi-family condominium residences. Construction is planned for Summer, 2000.

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

         At December 31, 1999, the Company employed approximately 38 people in the construction operation. Most materials are obtained by subcontractors and are readily available from numerous sources at commercially reasonable prices.

The Company has not experienced any material delays in construction due to shortages of materials or labor, but has experienced cost increases due to shortages of certain types of experienced labor. There has been a significant increase in construction activity in Florida which has resulted in material shortages for some competitors and could, but has not yet, affected the Company's supply of labor and materials.

MARKETING AND SALES

         The Company sells its homes primarily through commissioned employees who typically work in model sales centers or from offices located in model homes in the communities. The Company may also sell through independent brokers. Oriole's sales and marketing organization consists of approximately 42 employees, many of whom are licensed real estate agents in Florida.

         The Company advertises in newspapers and magazines, by direct mail, on billboards and by electronic media. In fiscal 1999, the Company's aggregate advertising cost was about $1.6 million. Oriole maintains model homes in most of its communities and management believes that these units play a particularly important role in the Company's marketing and merchandising efforts.

COMPETITION AND MARKET INFLUENCES

         The business of developing and selling residential properties and planned communities is highly competitive and fragmented. The Company competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. The Company's products must also compete with resales of existing homes and available rental housing. As discussed, management believes that the Company's primary competitive strengths have been location, reputation, price, design, value engineering, amenities and over 24,000 satisfied customers who provide Oriole with a continuous source of referrals.

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

         The State of Florida requires that certain customer deposits be held in segregated bank accounts. As of December 31, 1999, the Company has posted bonds of $1.0 million and had entered into an escrow agreement with a bank and the State of Florida which allows the Company to use customer deposits under certain circumstances.

RENTAL ARRANGEMENTS

         The Company currently owns 39 rental units in Miramar, Florida known as Lakeshore at University Park. The Company leases these apartments through an independent management company, typically for one year. In addition, in connection with certain housing developments, the Company leases recreation facilities.

JOINT VENTURES

         Oriole is a participant in a joint venture to construct and sell homes with another builder of residential housing in southeastern Florida. The project is for 1,000 units and is known as Regency Lakes. Oriole invested $5.1 million in 1994 and has received $2.5 million from the sale of lots in addition to guaranteed returns ranging from 10% to 15%. There were no advances to the joint venture in 1999. In January, 2000, the Company received $1.2 million from the sale of the joint venture's remaining lots. The balance of the Company's investment of $1.4 million is unrecoverable and has been written off as of December 31, 1999.

EMPLOYEES

         The Company employs approximately 123 persons, 6 of whom are senior executives and 26 of whom are management personnel. The Company has had no major work stoppages as a result of labor disputes and believes that relations with its employees and its subcontractors are good. There are no collective bargaining agreements with employees.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

         No matters were submitted to security holders during the 4th quarter. The Annual Meeting of Shareholders of the Registrant has been scheduled for May 10, 2000. The Company will file its definitive proxy materials pursuant to Regulation 14A on or prior to April 28, 2000.

                                                              PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY

         The Company has two classes of common stock, Class A Common Stock and Class B Common Stock, which, at December 31, 1999, were held by approximately 233 and 194 shareholders of record, respectively. Both the Class A Common Stock and the Class B Common Stock are traded on the American Stock Exchange under the symbols OHC.A and OHC.B. The following sets forth the range of high and low sale prices:

                                                   CLASS A                 CLASS B
                                               ---------------         ------------------
                      QUARTER 1999             HIGH        LOW         HIGH           LOW
                      ------------             ----        ---         ----           ---
                      First                     2.69       2.00         2.50         1.81

                      Second                    2.00       1.50         2.00         1.50

                      Third                     2.75       1.88         2.81         1.06

                      Fourth                    2.38       1.50         1.50          .88



                                                   CLASS A                 CLASS B
                                               ---------------         ------------------
                      QUARTER 1998             HIGH        LOW         HIGH           LOW
                      ------------             ----        ---         ----           ---

                      First                    5.25        4.38        5.00          4.00

                      Second                   5.25        4.63        5.19          4.63

                      Third                    5.00        3.94        4.88          3.63

                      Fourth                   3.75        2.25        3.75          2.13



         On March 15, 2000, the last reported sales prices of the Class A Common Stock and Class B Common Stock were $2.65 and $2.13 per share, respectively. On the same date, there were 230 shareholders of record of Class A Common Stock and 193 shareholders of record of Class B Common Stock.

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

ITEM 6   SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the Company and its consolidated subsidiaries and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. The data set forth below as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the Company's audited consolidated financial statements.



IN THOUSANDS (EXCEPT PER SHARE DATA)            1999         1998         1997        1996      1995
---------------------------------------------------------------------------------------------------------

Revenues ..................................     87,936       91,065     116,190      111,619      82,236

Net Income (loss) .........................     (5,042)          82     (20,850)          85     (11,762)

Shareholders' Equity ......................     41,937       46,979      46,897       67,747      67,661

Average Shareholders' Return on Equity ....     (12.02%)        .17%     (44.46%)        .13%     (17.38%)

Total Assets ..............................    102,041      135,226     145,060      175,546     179,478

Net Income (loss) per Share (Class A and B)      (1.09)         .02       (4.51)         .02       (2.54)

Dividends- Class A ........................       --           --          --           --          --

Dividends- Class B ........................       --           --          --           --          --

Average Shares Outstanding ................      4,626        4,626       4,626        4,626       4,626


ITEM 7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         REVENUES. The following table sets forth for the periods indicated certain components of the revenues expressed as a percentage of total revenues.


--------------------------------------------------------------------------------------------------------------------
                                           PERCENTAGE OF TOTAL REVENUES
                                             YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                                     1999              1998             1997
                                                               -----------------------------------------------------
Sale of homes                                                         88.1%             90.9%            91.9%
Sales of land                                                          --                --                .1
Other operating revenues                                               2.3               4.2              2.9
Interest, rentals and other income                                     2.7               3.5              2.8
Gain on sales of property and equipment
  and land held for investment, net                                    6.9               1.4              2.3
Selling, general and administrative expenses                          16.0              16.6             15.4
Net income (loss)                                                     (5.7)               .1            (17.9)
--------------------------------------------------------------------------------------------------------------------

         BACKLOG. The following table sets forth the Company's backlog at December 31, 1999, 1998 and 1997.

         Backlog generally represents units under a standard contract for which a full deposit has been received and any statutory rescission right has expired. The Company generally fills backlog within twelve months and estimates that the period between receipt of a sales contract and delivery of the completed home to be eight months. Trends in the Company's backlog are subject to change from period to period corresponding to changes in certain economic conditions including consumer confidence levels and the availability and cost of financing.


--------------------------------------------------------------------------------------------------------------------
                                                       NUMBER                               AGGREGATE
                                                         OF                                   VALUE
DECEMBER 31                                             UNITS                        (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
1999                                                     174                                   29.2
1998                                                     212                                   33.6
1997                                                     243                                   40.4
--------------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues from home sales decreased $5.3 million (6.4%) during the fiscal year 1999 as compared to 1998 primarily as a result of a reduction in the number of homes delivered. Oriole delivered 501 homes in 1999 compared to 522 in 1998, with a slight decrease in the average selling price of deliveries from $158,500 to $154,600. The number of new contracts signed and the aggregate dollar value of those contracts decreased to 463 and $73.1 million in 1999 from 491 and $75.9 million, respectively, in 1998. The average selling price of homes under new contracts in 1999 was approximately the same as in 1998.

         Non-homebuilding revenues increased $3.0 million in 1999 as compared to the same period in 1998 due to the sale of certain property and equipment and land held for investment.

         Interest, rentals and other income decreased $0.8 million in 1999 compared to the same period in 1998 primarily as the result of a decrease in rental income due to one of the property sales noted above.

         Cost of home sales decreased by $1.1 million (1.5%) to $70.3 million in 1999 as compared to 1998. As a percentage of home sales, cost of sales actually increased in 1999 to 90.8% from 86.3% in 1998 due to the impact of higher previously capitalized interest.

         Selling, general and administrative expenses decreased $1.0 million (6.8%). This improvement was the result of reductions in advertising, promotion and sales commission expense associated with a workforce reduction program.

         The Company incurred a net loss in 1999 of $5.0 million, or $1.09 per share, as compared to net income of $0.1 million, or $0.02 per share in 1998. Included in this net loss are non-cash pre-tax charges of $4.9 million representing an inventory valuation adjustment affecting the value of land inventory for approximately 250 unsold housing units located in four developments and a write-down of $1.4 million of an investment in a joint venture.

         EBITDA, inclusive of the 1999 non-cash valuation adjustments, increased $0.5 million to $9.8 million in 1999 from $9.3 million in 1998 primarily due to the increase in non-homebuilding revenues. EBITDA was also affected by the factors influencing net income discussed above.

RESULT OF OPERATIONS

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

FINANCIAL POSITION. The following table sets forth selected balance sheet items of the Company at December 31, 1999 and 1998.

--------------------------------------------------------------------------------
                                YEARS ENDED DECEMBER 31,
                                 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
                                                          1999         1998
                                              ---------------------------------
Cash                                                     $ 18.7       $ 10.6
Inventories                                                73.0         97.1
Senior Notes, at face value                                43.1         56.3
Other Liabilities                                          17.0         31.9
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements vary from period to period depending upon changes in inventory, land acquisition and development requirements, construction in progress and, to a lesser extent, the Company's current net income. The Company obtains funds for its cash requirements from operations, the sale of investment property and borrowings. In connection with land acquisitions and development, the Company may borrow money secured by land and improvements. In addition, the Company has a revolving line of credit in the amount of $10.0 million (the "Revolving Line of Credit") available for general cash requirements. As of December 31, 1999, the Company had approximately $18.7 million in cash and cash equivalents and substantially the entire amount of the Revolving Line of Credit was available. The Company believes that these resources are sufficient to provide for its cash requirements during 2000.

         In 1999 the Company purchased land for development purposes totaling approximately $3.6 million, using approximately $2.6 million in cash and approximately $1.0 million in financing secured by a promissory note on certain real property. In addition, the Company used available cash to repurchase $13.2 million of the Company's 12 1/2% Senior Notes due January 15, 2003 (the "Senior Notes") and retire an existing $12.2 million mortgage on a rental property.

         As of December 31, 1999 Senior Notes having a face value of $43.1 million were outstanding. Under the terms of the Senior Notes indenture (the "Indenture"), the Company may redeem the Senior Notes at 105% of their principal amount on or after January 15, 1998 and thereafter at prices declining to 100% of their principal amount on January 15, 2001.

         The Indenture requires the Company to meet sinking fund payments on the original $70.0 million issue of $17.5 million on January 15, 2001 and 2002. In addition, the Indenture restricts the amount and type of additional indebtedness that the Company may incur and restricts the purchase by the Company of its common stock and the payment of cash dividends until the Company has achieved cumulative net income in excess of $72.2 million. As of December 31, 1999, the Company was not permitted to purchase common stock or pay cash dividends.

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

         Oriole has a mortgage on certain property with an outstanding principal balance of $3.3 million. The interest rate on the loan is adjusted monthly to a Libor market rate index plus .275% or the bank's prime rate, at the Company's option.

         In addition at December 31, 1999, Oriole had a promissory note of $1.0 million bearing interest at 8.00% per annum, collateralized by land. The principal and accrued interest were due and paid in January, 2000.

         As of December 31, 1999, the Company had no firm commitments for capital expenditures.

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

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                     PAGE
                                                                     ----

Consolidated Balance Sheets as of
December 31, 1999 and 1998 ........................................   24

Consolidated Statements of Operations for the Years Ended
December 31, 1999, 1998 and 1997 ..................................   26

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997 ..................................   27

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997 ..................................   28

Notes to Consolidated Financial Statements ........................   29
Management's Responsibility for Financial Statements ..............   41

Report of Independent Accountants .................................   42

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                     ASSETS

                                                                       1999           1998
                                                                   ------------   ------------
Cash and cash equivalents ......................................   $ 18,708,081   $ 10,557,772
                                                                   ------------   ------------

Receivables
     Mortgage notes ............................................        262,240        953,284
                                                                   ------------   ------------

Inventories
     Land ......................................................     49,170,778     59,059,535
     Homes completed or under construction .....................     27,562,235     42,763,798
     Model homes ...............................................      3,856,810      4,360,514
                                                                   ------------   ------------
                                                                     80,589,823    106,183,847
     Less estimated costs of completion included
       in inventories ..........................................      7,574,038      9,080,857
                                                                   ------------   ------------
                                                                     73,015,785     97,102,990
                                                                   ------------   ------------

Property and equipment, at cost
     Land ......................................................        152,448        517,554
     Buildings .................................................      2,671,438      3,505,343
     Furniture, fixtures and equipment .........................      2,595,802      3,445,563
                                                                   ------------   ------------
                                                                      5,419,688      7,468,460
Less accumulated depreciation ..................................      2,978,526      4,070,613
                                                                   ------------   ------------
                                                                      2,441,162      3,397,847
                                                                   ------------   ------------
Property and equipment held for sale, at cost ..................           --       11,956,165
                                                                   ------------   ------------
Investments in and advances to joint ventures ..................      1,242,240      3,288,596
                                                                   ------------   ------------
Land held for investment, at cost ..............................      1,857,300      2,127,009
                                                                   ------------   ------------
Other
     Prepaid expenses ..........................................      1,075,934      1,719,517
     Unamortized debt issuance costs ...........................        661,429      1,111,696
     Other assets ..............................................      2,776,732      3,011,589
                                                                   ------------   ------------
                                                                      4,514,095      5,842,802
                                                                   ------------   ------------
                  Total assets .................................   $102,040,903   $135,226,465
                                                                   ============   ============

The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        1999          1998
                                                                   ------------   ------------
Liabilities
     Line of credit ............................................   $     10,000   $     10,000
     Mortgage notes payable ....................................      4,306,372     15,970,385
     Accounts payable and accrued liabilities ..................      8,555,721     11,664,858
     Customer deposits .........................................      4,583,143      5,095,182
     Senior notes ..............................................     42,648,760     55,507,312
                                                                   ------------   ------------
                  Total liabilities ............................     60,103,996     88,247,737
                                                                   ------------   ------------

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares
           issued and outstanding - 1,863,649
           in 1999 and 1,864,149 in 1998 .......................        186,365        186,415

     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares
           issued and outstanding - 2,761,875
           in 1999 and 2,761,375 in 1998 .......................        276,188        276,138

     Additional paid-in capital ................................     19,267,327     19,267,327
     Retained earnings .........................................     22,207,027     27,248,848
                                                                   ------------   ------------
                  Total shareholders' equity ...................     41,936,907     46,978,728
                                                                   ------------   ------------

                  Total liabilities and shareholders'
                   equity ......................................   $102,040,903   $135,226,465
                                                                   ============   ============

The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                                       1999                1998                 1997
                                                                ----------------    ---------------     ----------------
Revenues
    Sales of homes                                              $     77,454,410    $    82,736,768     $    106,787,968
    Sales of land                                                            --               8,500               56,500
    Other operating revenues                                           2,003,522          3,873,699            3,426,228
    Gain on sale of property and equipment, net                        3,745,618                 --                   --
    Gain on sales of land held for investment and
      other assets, net                                                2,305,603          1,225,190            2,633,761
    Interest, rentals and other income                                 2,426,739          3,221,183            3,286,038
                                                                ----------------    ---------------     ----------------
                                                                      87,935,892         91,065,340          116,190,495
                                                                ----------------    ---------------     ----------------

Costs and expenses
    Cost of homes                                                     70,308,875         71,420,904           94,981,000
    Inventory valuation adjustment                                     4,860,636                 --           17,050,000
    Fixed asset valuation adjustment                                          --                 --            4,525,000
    Cost of land sold                                                         --              2,097               14,638
    Loss on joint venture investment                                   1,430,083                 --                   --
    Costs relating to other operating revenues                         1,892,866          3,289,012            3,983,745
    Selling, general and administrative expenses                      14,074,117         15,095,165           17,878,373
    Interest costs incurred                                            6,888,691          8,764,448            9,910,964
    Interest capitalized (deduct)                                     (6,477,555)        (7,588,039)          (9,150,552)
                                                                -----------------   ---------------     ----------------
                                                                      92,977,713         90,983,587          139,193,168
                                                                ----------------    ---------------     ----------------

Income (loss) before benefit from income taxes                        (5,041,821)            81,753          (23,002,673)

Income tax benefit
    Current                                                                   --                 --             (765,437)
    Deferred                                                                  --                 --           (1,387,473)
                                                                ----------------    ---------------     -----------------
                                                                              --                 --           (2,152,910)
                                                                ----------------    ---------------     -----------------

Net income (loss)                                               $     (5,041,821)   $        81,753     $    (20,849,763)
                                                                =================   ===============     =================


Net income (loss) per Class A and Class B
  common share available for common
  stockholders - Basic and Diluted                              $         (1.09)    $           .02     $         (4.51)
                                                                ================    ===============     ================

Weighted average number of common stock
  outstanding - Basic                                                  4,625,524          4,625,524            4,625,524
                                                                ================    ===============     ================
              -  Diluted                                               4,625,524          4,625,549            4,625,524
                                                                ================    ===============     ================


The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                COMMON STOCK
                          ----------------------------------------------------------
                                     CLASS A                         CLASS B             ADDITIONAL
                          ----------------------------    ---------------------------      PAID-IN      RETAINED
                             SHARES           AMOUNT          SHARES           AMOUNT      CAPITAL       EARNINGS
                          ------------    ------------    ------------   ------------   ------------   ------------
Balance at January 1,
     1997                    1,874,949    $    187,495       2,750,575   $    275,058   $ 19,267,327   $ 48,016,858

Net loss for 1997                 --              --              --             --             --      (20,849,763)

Stock conversion               (10,800)         (1,080)         10,800          1,080           --             --
                          ------------    ------------    ------------   ------------   ------------   ------------

Balance at December 31,
     1997                    1,864,149         186,415       2,761,375        276,138     19,267,327     27,167,095

Net income for 1998               --              --              --             --             --           81,753
                          ------------    ------------    ------------   ------------   ------------   ------------

Balance at December 31,
     1998                    1,864,149         186,415       2,761,375        276,138     19,267,327     27,248,848

Net loss for 1999                 --              --              --             --             --       (5,041,821)

Stock conversion                  (500)            (50)            500             50           --             --
                          ------------    ------------    ------------   ------------   ------------   ------------

Balance at December 31,
     1999                    1,863,649    $    186,365       2,761,875   $    276,188   $ 19,267,327   $ 22,207,027
                          ============    ============    ============   ============   ============   ============




The accompanying notes are an integral part of this statement.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                  1999             1998            1997
                                                              ------------     -------------    ------------
Cash flows from operating activities
     Net income (loss)                                         $ (5,041,821)   $     81,753    $(20,849,763)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
         Depreciation                                               892,446       1,320,976       1,377,780
         Amortization                                               759,715         785,769         503,648
         Deferred income taxes                                         --              --        (1,387,473)
         Gain on sales of property and equipment
           and land held for investment, net                     (6,051,221)     (1,225,190)     (2,633,761)
         Inventory valuation adjustment                           4,860,636            --        17,050,000
         Fixed asset valuation adjustment                              --              --         4,525,000
         Loss on joint venture investment                         1,430,083            --              --
     (Increase) decrease in operating assets
         Receivables                                                691,044        (685,961)          9,882
         Income taxes receivable                                       --           765,437       1,633,477
         Inventories                                             17,601,052      (3,651,987)     15,654,771
         Other assets                                               878,440       1,121,158        (708,715)
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                (3,109,137)     (1,476,633)     (4,189,180)
         Customer deposits                                         (512,039)     (1,293,963)     (1,194,426)
                                                               ------------    ------------    ------------
                  Total adjustments                              17,441,019      (4,340,394)     30,641,003
                                                               ------------    ------------    ------------
         Net cash provided by (used in) operating activities     12,399,198      (4,258,641)      9,791,240
                                                               ------------    ------------    ------------

Cash flows from investing activities
     Return from joint ventures                                     616,273       1,206,404       2,036,000
     Capital expenditures                                          (694,787)     (1,084,857)       (398,051)
     Sales of property and equipment and land held
      for investment                                             20,661,638       2,354,403       9,102,514
                                                               ------------    ------------    ------------
         Net cash provided by investing activities               20,583,124       2,475,950      10,740,463
                                                               ------------    ------------    ------------
Cash flows from financing activities
     Proceeds from mortgage notes                                 1,575,101       3,750,000            --
     Payment of mortgage notes                                  (13,239,114)       (218,060)       (203,056)
     Borrowings under line of credit agreement                         --              --        15,100,000
     Repayments under line of credit agreement                         --              --       (17,790,000)
     Repurchase of senior notes                                 (13,168,000)    (11,022,000)       (150,000)
     Issuance costs                                                    --              --           (67,500)
                                                               ------------    ------------    ------------
         Net cash (used in) financing activities                (24,832,013)     (7,490,060)     (3,110,556)
                                                               ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents              8,150,309      (9,272,751)     17,421,147
Cash and cash equivalents at beginning of year                   10,557,772      19,830,523       2,409,376
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $ 18,708,081    $ 10,557,772    $ 19,830,523
                                                               ============    ============    ============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest (net of amount capitalized)                      $    820,159    $  1,620,812    $    590,868
     Income taxes                                              $       --      $      2,627    $       --



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION

     BASIS OF PRESENTATION AND BUSINESS

     The consolidated financial statements include the accounts of Oriole Homes Corp. and all wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions, if any, have been eliminated in consolidation.

     The Company, a Florida corporation, is engaged principally in the design, construction, marketing and sale of single-family homes, patio homes, townhomes, villas, duplexes and low and mid-rise condominiums in Palm Beach, Broward, Martin, Lee, Marion and Osceola counties in Florida.

     REVENUE RECOGNITION

     The Company records sales of real estate in accordance with generally accepted accounting principles governing profit recognition for real estate transactions.

     INVENTORIES

     Inventories are carried at land cost, plus accumulated development and construction costs (including capitalized interest and real estate taxes). Homes which are completed and being held for sale aggregate approximately $10,200,000 in 1999 and $23,000,000 in 1998. The accumulated costs of land and homes is not in excess of estimated fair value less cost to sell. Estimated fair value less cost to sell is based upon sales and backlog in the normal course of business less estimated cost to complete and dispose of the property. The Company's management, on a continuous basis, reviews individual projects in inventory for potential adjustments in net realizable value.

     The Company capitalizes certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. The Company provides for depreciation of property and equipment by the straight-line method over the following estimated useful lives of the various classes of depreciable assets:

           Buildings                                        25 to 31.5 years
           Furniture, fixtures and equipment                    5 to 7 years

     SENIOR NOTE ISSUANCE COSTS AND UNAMORTIZED DISCOUNT

     Costs incurred in connection with the Senior Notes have been deferred and are being amortized by using the interest method over the term of the debt.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION - Continued

     CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with maturities of one month or less when purchased.

     NET INCOME (LOSS) PER SHARE

     Net income (loss) per common share is computed by dividing net income
     (loss) by the weighted average shares outstanding during each year. The computation of diluted net income (loss) per share includes all dilutive common stock equivalents in the weighted average shares outstanding during each year.

     ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $1,584,483, $2,079,033
     and $1,868,236, respectively.

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

     INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. A valuation allowance is established for deferred tax assets when it is more likely than not that a tax benefit will not be realized.

NOTE B - MORTGAGE NOTES

     First and second mortgage notes receivable bear interest at rates ranging from 7.75% to 10.0%. The Company's receivables are primarily mortgages, which are collateralized by real estate. The amounts are due in year 2000.

NOTE C - INVENTORIES

     Information related to the interest component capitalized in the Company's inventories is as follows:


                                                                    YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                           1999             1998           1997
                                                           -----            -----          ----
Interest  capitalized  in  inventories,  beginning of
period                                                  $ 14,221,491    $ 12,626,682    $ 21,241,460

Interest capitalized                                       6,477,555       7,588,039       9,150,552

Interest expensed to cost of sales - operations           (6,480,654)     (5,993,230)     (6,420,951)

Interest expensed - valuation adjustment                  (3,624,686)           --       (11,344,379)
                                                       -------------   -------------   -------------
Interest capitalized in inventories, end of
period                                                  $ 10,593,706    $ 14,221,491    $ 12,626,682
                                                       =============   =============   =============


NOTE D - INVENTORY AND FIXED ASSET VALUATION ADJUSTMENTS

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the undiscounted expected future cash flows from the use of the asset is less than the net book value of the asset. The Company periodically reviews the carrying value of its assets and, if such reviews indicate a lack of recovery of the net book value, adjusts the assets accordingly.

     In this regard, the Company recorded in the second and fourth quarters of 1999, non-cash valuation adjustments totaling $2,480,695 and $2,379,941 respectively (or $.54 and $.42 per common share, respectively). These adjustments reduced certain inventory to estimated fair value less cost to sell. The inventory adjustments pertained to land inventory for approximately 344 unsold housing units located in four developments.

     The Company recorded in the first and second quarters of 1997, non-cash inventory and fixed asset valuation adjustments totaling $17,050,000 and $4,525,000, respectively. These adjustments reduced certain inventory to estimated fair value less cost to sell. The inventory adjustment pertained to land inventory for approximately 2,200 unsold housing units located in five developments. The fixed asset adjustment pertained to rental property which management had decided to sell, and, as such, the Company had reduced the rental property's carrying amount to its fair value less cost to sell.

NOTE E - LIFE INSURANCE

     The Company has purchased life insurance on the lives of two of its officers and their spouses who own significant shares of common stock of the Company. An irrevocably designated trustee of the officers is the beneficiary. Upon the death of the officers or termination of the policies, the Company shall receive an amount equal to the aggregated premiums paid less any policy loans and unpaid interest or cash withdrawals received by the Company. The accumulated premiums paid by the

     Company on the above policies through the years ended December 31, 1999 and 1998 were $1,007,713 and $893,786, respectively, and are classified as other assets.

     In connection with the policies, the Company has an option with the officers to acquire all or any part of the Class A or Class B common stock of the Company owned by such individuals at the market price of such securities at the time of their death.

NOTE F - INVESTMENT IN JOINT VENTURE

     The Company had one investment in a joint venture in 1999 and 1998, respectively. The joint venture constructs and sells homes. During the years ended December 31, 1999 and 1998, there were no advances from the Company to the joint venture. In January, 2000, the Company received $1,242,240 from the sale of its remaining lots. The balance of the Company's investment of $1,430,183 is unrecoverable and has been written off as of December 31, 1999.

NOTE G - LINES OF CREDIT

     The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At December 31, 1999, $9,990,000 was available under this line of credit. The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and only requires monthly interest payments. The loan agreement, among other things, restricts the Company from incurring additional debt and requires a consolidated tangible net worth (as amended) of not less than $41,000,000. The loan agreement expires June 30, 2000.

     The average interest rate and balance outstanding for the revolving line of credit payable to the bank, based on a weighted average, is as follows:

                                                             1999                1998
                                                       ----------------    ---------------
         Daily average outstanding
           borrowings                                  $         10,000    $        10,000

         Average interest rate during the
           period                                                  9.6%               9.6%

         Interest rate at the end
           of the period                                            10%              9.25%

         Maximum outstanding during the
           year                                        $         10,000    $        10,000


     The Company also may draw up to $200,000 under the Letter of Credit (see Note H). Amounts advanced under the Letter of Credit bear interest at the bank's prime rate plus 2.0%. Principal and interest are due and payable on demand. At December 31, 1999, the Company has not drawn on the Letter of Credit.

NOTE H - MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1999 and 1998, are as follows:

                                                                                             1999           1998
                                                                                             ----           ----
         Mortgage note, interest at 7.15%, requires monthly payments of
         $91,696 including interest;  paid in full June 30, 1999.              $              --         $12,220,385

         Acquisition loan/mortgage note, interest at the specified Libor Market
         Rate Index plus 0.275% or the prime rate of the bank as selected each month by the Company. At December 31, 1999, interest was 8.50%; secured by certain land and improvements; accrued interest paid monthly and partial payments of principal to be made upon the closing of homes.
         Principal must be paid in full at maturity on December 22, 2000, unless
         extended for one year under certain circumstances.                              3,306,372         3,750,000

         Promissory note, dated July 21, 1999, interest at 8.0%. Principal and accrued interest due January 21, 2000. Promissory note of $1,000,000
         was paid in full on January 21, 2000.                                           1,000,000                --
                                                                                     -------------       -----------

                                                                                     $   4,306,372       $15,970,385
                                                                                     =============       ===========


    On December 22, 1998, the Company entered into a Construction Loan Agreement with a bank providing for a loan totaling $6,750,000 (the "Loan") and a letter of credit facility in the amount of $200,000 in connection with the Company's acquisition of certain real property (the "Land") and the construction of single family residential homes thereon (the "Homes"). The Loan is comprised of a $3,750,000 acquisition loan (the "Acquisition Loan") relating to the purchase of the Land and a revolving credit facility in an amount of up to $3,000,000 outstanding at any time to be used to finance construction of the Homes (the "Revolving Loan").

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

NOTE I - INCOME TAXES


     Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement amounts and liabilities and their respective tax bases.

     As of December 31, 1999 and 1998, the significant components of the Company's deferred tax assets and liabilities were:

                                                       1999           1998
                                                 ------------     ------------

AMT credit carryover                              $    113,877    $    113,877
Federal net operating loss carryforward              7,261,430       3,749,382
State net operating loss carryforward                1,962,063       1,393,938
Inventory valuation adjustment                       3,019,334       6,557,409
Reserve for warranties                                 572,170         593,450
Percentage of completion                                89,663          80,768
Inventory capitalization                               134,073         115,172
                                                  ------------    ------------
             Total deferred tax asset, before
               valuation allowance                  13,152,610      12,603,996
Less valuation allowance                            11,045,277       8,962,909
                                                  ------------    ------------
             Total deferred tax assets, net of
               valuation allowance                   2,107,333       3,641,087
                                                  ------------    ------------
Deferred expenses                                   (2,068,124)     (3,571,379)
Accelerated depreciation                               (39,209)        (69,708)
                                                  ------------    ------------
             Total deferred tax liabilities         (2,107,333)     (3,641,087)
                                                  ------------    ------------
             Net deferred tax (liability) asset   $       --      $         --
                                                  ============    ============



     The net change in the valuation allowance for the years ended December 31, 1999 and 1998 were increases of $2,082,368 and $55,657, respectively.

     The principal reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is the valuation allowance and the effects of state income taxes.

     At December 31, 1999, the Company has federal and state net operating loss carryforwards (NOLs) of $21,357,147 and $35,673,881, respectively. Of this amount, $6,128,138 of the federal NOLs expire in 2012 and $15,229,009 will begin to expire in 2018. The Company's state NOLs expire principally in the years 2012 through 2014. The complete realization of the value of the NOLs is dependent on various factors, including future profitability.

NOTE J - CUSTOMER DEPOSITS

     Certain customer deposits, pursuant to statutory regulations of the State of Florida or by agreement between the customer and the Company, are held in segregated bank accounts. At December 31, 1999 and 1998, cash in the amounts of approximately $416,000 and $1,650,000, respectively, was so restricted.

     The Company entered into an escrow agreement with a certain bank and the Division of Florida Land Sales and Condominiums which allows the Company to use customer deposits which were previously maintained in an escrow account. Deposits of up to $357,000 in 1999 and $557,000 in 1998, which could be released to the Company, are guaranteed by performance bonds aggregating $1,000,000 for 1999 and 1998.

NOTE K - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities include the following:

                                           1999          1998
                                       -----------   -----------
         Accounts payable              $ 3,903,935   $ 6,080,030
         Accrued interest                2,506,592     3,225,063
         Accrued warranties on homes     1,480,016     1,536,565
         Other accrued liabilities         665,178       823,200
                                       -----------   -----------

                                       $ 8,555,721   $11,664,858
                                       ===========   ===========

NOTE L - SENIOR NOTES

     Senior notes consist of the following:

                                                       1999            1998
                                                   ------------    ------------
12 1/2% senior notes due January 15, 2003 at par
  with an effective interest rate of 13.02%        $ 70,000,000    $ 70,000,000
Repurchase of senior notes to be used as
  part of sinking fund                              (26,876,000)    (13,708,000)
Unamortized discount                                   (475,240)       (784,688)
                                                   ------------    ------------

                                                   $ 42,648,760    $ 55,507,312
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

     Under the terms of the indenture ("Indenture"), the Company must make Senior Notes sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At December 31, 1999, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $72,200,000.

     During the first quarter of year 2000, the Company repurchased $1,234,000 of Senior Notes to be used to partially satisfy its sinking fund obligation.

NOTE M - EARNINGS (LOSS) PER SHARE

     Included in diluted earnings per share are common stock equivalents relating to options of 71,300, 61,000 and 81,300 for 1999, 1998 and 1997,
     respectively. Options to purchase 58,600 shares of common stock at prices ranging from $4.50 to $8.62 per share, which were outstanding during 1998, were not included in the computation of diluted per share data because the exercise prices were greater than the average market price of the common shares during such period.

NOTE N - STOCK OPTIONS

     The Company has two stock option plans accounted for under APB Opinion 25 and related interpretations. The plans allow the Company to grant options to employees for the purchase of up to 400,000 shares of Class B common stock and non-employee Directors for the purchase of up to 20,000 shares of Class B common stock. The options have terms of five years for employees and ten years for non-employee Directors when issued. The stock options for employee's vest at the end of the second year, and stock options for non-employee Directors vest 50% after each of the first and second year of service on the Board.

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

                                                               1999                1998                1997
                                                       ----------------    ---------------     ---------------

        Net income (loss)           As reported        $     (5,041,821)   $        81,753     $   (20,849,763)
                                    Pro forma          $     (5,047,666)   $        70,936     $   (20,935,861)

        Primary earnings (loss)
         per share                  As reported        $         (1.09)    $           .02     $         (4.51)
                                    Pro forma          $         (1.09)    $           .02     $         (4.51)



     The fair value of each option grant is estimated on the date of grant using the binomial options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 37.59, 36.52 and 36.68 percent; risk-free interest rate of 5.91, 6.91 and 6.92 percent; and expected life of 6.3, 5.8 and 5.5 years.

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates is presented below:

                                     1999                         1998                          1997
                         --------------------------    ----------------------------    --------------------------
                                           WEIGHTED                        WEIGHTED                     WEIGHTED
                                           AVERAGE                         AVERAGE                      AVERAGE
                             SHARES        EXERCISE         SHARES        EXERCISE         SHARES       EXERCISE
                               (000)        PRICE           (000)            PRICE          (000)         PRICE
                         --------------- -------------- --------------- -------------- -------------- -----------
        Outstanding at
          beginning of
          year                  61.0    $      7.06           92.3     $      7.34           88.7    $      7.34
           Granted              19.0           2.06            2.4            4.50            3.6           7.38
           Exercised              --             --             --              --             --             --
           Forfeited             8.7           7.37           33.7            5.37             --             --
                         -----------    -----------    -----------     -----------    -----------    -----------

        Outstanding
         at end of year         71.3    $      5.99           61.0     $      7.17           92.3    $      7.34

        Options
         Exercisable
         at year
         end                    52.3    $      7.28           57.4     $      7.28           46.4    $      7.08

        Weighted-
          average fair
          value of
          options
          granted
          during
          the year                --    $      1.20            --      $      2.49             --    $      4.41




The following information applies to options outstanding at December 31, 1999:

                         Number outstanding                                                  71,300
                         Range of exercise prices                                     $1.5 to $8.62
                         Weighted-average exercise price                                      $5.99
                         Weighted-average remaining contractual life                           2.48

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

     The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 1999 and 1998:

                                                                    1999                    1998
                                                            -----------------       -----------------

                Land                                        $         152,448       $       2,324,844
                Buildings                                           2,671,438              19,063,378
                Furniture, fixtures and equipment                          --               1,431,649
                                                            -----------------       -----------------
                                                                    2,823,886              22,819,871
                Less accumulated depreciation                       1,478,276               8,691,757
                                                            -----------------       -----------------
                                                            $       1,345,610       $      14,128,114
                                                            =================       =================

     On June 30, 1999, the Company sold a 480 rental apartment complex for $19.0 million, which resulted in a gain on sale of property and equipment in the amount of $3.75 million.

     The following is a schedule of approximate future minimum rental income (assuming non-renewal of one-year leases of the Company's units) expected under these leases as of December 31, 1999:

                                    2000                $   200,208
                                    2001                    165,953
                                    2002                    165,293
                                    2003                    165,293
                                    2004                    165,293
                                    Thereafter           10,386,866
                                                         ----------
                                                        $11,248,906
                                                         ==========

    OFFICE AND WAREHOUSE

     The Company leases its headquarters office and a warehouse under lease agreements extending through 2002, with options to renew for up to five years, accounted for as operating leases. The approximate future minimum rental payments as of December 31, 1999 are as follows:

                                    2000                 $ 205,862
                                    2001                   216,155
                                    2002                   226,962
                                                         ---------
                                                         $ 648,979
                                                         =========

     Total rent expense, including common area maintenance expenses, for each of the years ended December 31, 1999, 1998 and 1997 amounted to approximately $384,000, $366,000 and $308,000, respectively.

NOTE Q - DEFERRED COMPENSATION PLAN

     The Company has a defined contribution plan (the "Plan") established pursuant to Section 401(k) of the Internal Revenue Code. Participant employees may elect to contribute up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations. The Company will match 25% of the participant's contributions, not to exceed 6% of the participant's annual compensation. The Company's contributions to the Plan amounted to $47,925 in 1999, $44,688 in 1998 and $75,450 in 1997.

NOTE R - FINANCIAL INSTRUMENTS

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

     SENIOR NOTES

     The Senior Notes are not listed on any exchange. Prices offered to the Company by individual holders and dealers in the Senior Notes are used to estimate fair value of the Company's Senior Notes. The estimated fair value of the Senior Notes at December 31, 1999 and 1998 is $41,399,040 and $49,536,960, respectively.

NOTE S - SEGMENT INFORMATION

     The Company has the following two reportable segments: home building and rental operations. The home building segment develops and sells residential properties and planned communities. The rental operations segment consists of 529 units in two separate properties. On June 30, 1999 the Company sold a 480 rental apartment complex.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies and other information. Segment net income or loss is based on income or loss from operations before income taxes, the cumulative effect of changes in accounting principles, and the allocation of selling, general or administrative costs.

     The following information about the two segments is for the years ended December 31, 1999, 1998 and 1997, in thousands (000).

                                                             HOME          RENTAL
                                                           BUILDING      OPERATIONS         OTHER          TOTAL
                                                           --------      ----------         -----          -----
         DECEMBER 31, 1999:
         Revenues                                             $81,613        $2,003         $4,320         $87,936
         Interest expense                                       6,892            --             --           6,892
         Depreciation and amortization                          1,251           450              1           1,702
         Segment net income (loss)                             (9,195)          111          4,042          (5,042)
         Segment assets                                        99,876         1,734            431         102,041
         Expenditures for segment assets                          695            --             --             695

         DECEMBER 31, 1998
         Revenues                                            $ 86,610       $ 3,874          $ 581        $ 91,065
         Interest expense                                       7,170            --             --           7,170
         Depreciation and amortization                          1,313           792              2           2,107
         Segment net income (loss)                               (740)          585            237              82
         Segment assets                                       119,669        14,779            778         135,226
         Expenditures for segment assets                          689           396             --           1,085

         DECEMBER 31, 1997:
         Revenues                                           $ 112,074       $ 3,426          $ 690       $ 116,190
         Interest expense                                       7,181            --             --           7,181
         Depreciation and amortization                          1,136           743              2           1,881
         Segment net income (loss)                            (18,182)       (5,083)           262         (23,003)
         Segment assets                                       129,088        15,076            896         145,060
         Expenditures for  segment assets                         329            68              1             398


     During 1997, the Company recorded valuation adjustments to its homebuilding and rental operations segments of $17,050,000 and $4,525,000 respectively. During 1999, the Company recorded valuation adjustments to its homebuilding segment in the amount of $6,290,719.

NOTE T - COMMITMENTS AND CONTINGENCIES

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

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this annual report. Management believes that the consolidated financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statement amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

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

                         REPORT OF INDEPENDENT CERTIFIED

                               PUBLIC ACCOUNTANTS

Board of Directors
Oriole Homes Corp.

We have audited the accompanying consolidated balance sheets of Oriole Homes Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oriole Homes Corp. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Grant Thornton LLP

Miami, Florida

February 18, 2000

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

ITEM 11  EXECUTIVE COMPENSATION

         The information required by the Item 11 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders scheduled to be held on May 10, 2000.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders scheduled to be held on May 10, 2000.

ITEM 13  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders scheduled to be held on May 10, 2000.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements
         See Item 8

(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended December 31, 1999

(c)      Exhibits

         EXHIBIT
         NUMBER
         -------
          3.1       Articles of Incorporation, as amended, of Registrant.

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

          10.3 Revolving Loan Agreement dated July 13, 1993, between Ohio Savings Bank, F.S.B. and the Registrant.

          10.4      First Amendment to Revolving Loan Agreement.

          10.5      Second Amendment to Revolving Loan Agreement.

          10.6      Mortgage and Security Agreement dated as of July 13, 1993.

          10.7 Mortgage, Assignment and Financing Statement Spreader Agreement dated May 31, 1995.

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

          10.10 Mortgage and Loan Modification and Extension Agreement dated July 1, 1997.

          10.11 Mortgage and Loan Modification and Extension Agreement dated October 15, 1998.

          10.12     Second Amendment to Revolving Loan Agreement dated July 1,
                    1997.

          10.13 Construction Loan Agreement dated December 22, 1998 between First Union National Bank and the Registrant.

          10.14 Mortgage and Security Agreement dated December 22, 1998 between First Union National Bank and the Registrant.

          10.15 Stock Option Agreement with Richard D. Levy dated February 22, 1995.

          10.16     Stock Option Agreement with Richard D. Levy dated May 14,
                    1996.

          10.17     Stock Option Agreement with Harry A. Levy dated February 22,
                    1995.

          10.18     Stock Option Agreement with Harry A. Levy dated May 14,
                    1996.

          10.19     Stock Option Agreement with Mark A. Levy dated February 22,
                    1995.

          10.20     Stock Option Agreement with Mark A. Levy dated May 14, 1996.

          10.21     Stock Option Agreement with George Richards dated May 22,
                    1997.

          10.22     Stock Option Agreement with George Richards dated May 20,
                    1998.

          10.23     Stock Option Agreement with Paul Lehrer dated May 4, 1994.

          10.24     Stock Option Agreement with Paul Lehrer dated May 15, 1995.

          10.25     Stock Option Agreement with Paul Lehrer dated May 16, 1996.


          10.26     Stock Option Agreement with Paul Lehrer dated May 22, 1997.

          10.27     Stock Option Agreement with Paul Lehrer dated May 20, 1998.

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

          10.32 Registrant's 1994 Stock Option Plan for Non-Employee Directors (filed as Exhibit B to the proxy statement dated April 5, 1994 for the Company's Annual Meeting of Shareholders held on May 9, 1994).

          10.33     Stock Option Agreement with Paul Lehrer dated May 12, 1999.

          10.34     Stock Option Agreement with George Richards dated
                    May 12, 1999.

          10.35     Stock Option Agreement with Michael Rich dated
                    October 4, 1999.

          22.1      List of Registrant's Subsidiaries.

          23.1      Consent of Grant Thornton LLP.

          27.0      Summary Financial Information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be Signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ORIOLE HOMES CORP.

DATE    MARCH 23, 2000               /s/ R.D. LEVY
    ------------------------         ---------------------------------------
                                     R.D. Levy, Chairman of the Board,
                                     Chief Executive Officer, Director

DATE    MARCH 23, 2000                /s/ J. PIVINSKI
    ------------------------          --------------------------------------
                                      J. Pivinski, Vice President - Finance,
                                      Treasurer, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has also been signed by the following persons on behalf of the Registrant in the capacities indicated.

                        MEMBERS OF THE BOARD OF DIRECTORS

DATE    MARCH 23, 2000                /s/ R.D. LEVY
    ------------------------          -----------------------------------------
                                      R.D. Levy, Chairman of the Board,
                                      Chief Executive Officer, Director

DATE    MARCH 23, 2000                /s/ HARRY A. LEVY
    ------------------------          -----------------------------------------
                                      Harry A. Levy, Director

DATE    MARCH 23, 2000                /s/ MARK LEVY
    ------------------------          -----------------------------------------
                                      Mark Levy, Chief Operating Officer,
                                      Director

DATE    MARCH 23, 2000                /s/ PAUL R. LEHRER
    ------------------------          -----------------------------------------
                                      Paul R. Lehrer, Director

DATE    MARCH 23, 2000                /s/ GEORGE R. RICHARDS
    ------------------------          -----------------------------------------
                                      George R. Richards, Director

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER

          3.1       Articles of Incorporation, as amended, of Registrant. (6)

          3.2       Composite By-Laws of Registrant. (7)

          4.1       Form of 12-1/2% Senior Note. (1)

          4.2 Form of Indenture between the Registrant and Sun Bank National Association, Trustee. (2)

          10.1 Lease Agreement, dated May 7, 1991 between the Registrant and Arbors Associates, Ltd. (3)

          10.2 First Amendment to Lease Agreement dated as of April 30, 1998, between Registrant and Arbors Associates, Ltd. (8)

          10.3 Revolving Loan Agreement dated July 13, 1993, between Ohio Savings Bank, F.S.B. and the Registrant. (9)

          10.4      First Amendment to Revolving Loan Agreement. (10)

          10.5      Second Amendment to Revolving Loan Agreement. (11)

          10.6      Mortgage and Security Agreement dated as of July 13, 1993.
                    (12)

          10.7 Mortgage, Assignment and Financing Statement Spreader Agreement dated May 31, 1995. (13)

          10.8 Future Advance, Mortgage, Assignment and Financing Statement Extension, Modification and Spreader Agreement dated August 23, 1995. (14)

          10.9 Future Advance, Mortgage, Assignment and Financing Statement Extension, Modification and Spreader Agreement dated January 12, 1996. (15)

          10.10 Mortgage and Loan Modification and Extension Agreement dated July 1, 1997. (16)

          10.11 Mortgage and Loan Modification and Extension Agreement dated October 15, 1998. (17)

          10.12 Second Amendment to Revolving Loan Agreement dated July 1, 1997. (18)

          10.13 Construction Loan Agreement dated December 22, 1998 between First Union National Bank and the Registrant. (19)

          10.14 Mortgage and Security Agreement dated December 22, 1998 between First Union National Bank and the Registrant. (20)

          10.15 Stock Option Agreement with Richard D. Levy dated February 22, 1995. (21)

          10.16 Stock Option Agreement with Richard D. Levy dated May 14, 1996. (22)

          10.17 Stock Option Agreement with Harry A. Levy dated February 22, 1995. (23)

          10.18     Stock Option Agreement with Harry A. Levy dated May 14,
                    1996. (24)

          10.19 Stock Option Agreement with Mark A. Levy dated February 22, 1995. (25)

          10.20     Stock Option Agreement with Mark A. Levy dated May 14,
                    1996. (26)

          10.21 Stock Option Agreement with George Richards dated May 22, 1997. (27)

          10.22 Stock Option Agreement with George Richards dated May 20, 1998. (28)

          10.23     Stock Option Agreement with Paul Lehrer dated May 4,
                    1994. (29)

          10.24     Stock Option Agreement with Paul Lehrer dated May 15,
                    1995. (30)

          10.25     Stock Option Agreement with Paul Lehrer dated May 16,
                    1996. (31)

          10.26     Stock Option Agreement with Paul Lehrer dated May 22,
                    1997. (32)

          10.27     Stock Option Agreement with Paul Lehrer dated May 20,
                    1998. (33)

          10.28 Stock Option Agreement with Joseph Pivinski dated December 14, 1998. (34)

          10.29 Joint Venture Agreement between the Company and Regency Homes, Inc. dated December 31, 1993. (4)

          10.30     Registrant's 401(k) Defined Contribution Benefit Plan. (5)

          10.31 Registrant's 1994 Stock Option Plan for Employees (filed as Exhibit A to the proxy statement dated April 5, 1994 for the Company's Annual Meeting of Shareholders held on May 9,
                    1994). (35)

          10.32 Registrant's 1994 Stock Option Plan for Non-Employee Directors (filed as Exhibit B to the proxy statement dated April 5, 1994 for the Company's Annual Meeting of Shareholders held on May 9, 1994). (36)

          10.33     Stock Option Agreement with Paul Lehrer dated May 12, 1999.

          10.34     Stock Option Agreement with George Richards dated
                    May 12, 1999.

          10.35     Stock Option Agreement with Michael Rich dated
                    October 4, 1999.

          22.1      List of Registrant's Subsidiaries. (37)

          23.1      Consent of Grant Thornton LLP.

          27.0      Summary Financial Information.
         -----------------
          (1) Filed as Exhibit 4.1 to the Company's registration statement on Form S-2 (no. 33-51680).
          (2) Filed as Exhibit 4.2 to the Company's registration statement on Form S-2 (no. 33-51680).
          (3) Filed as Exhibit 10.1 to the Company's registration statement on Form S-2 (no. 33-51680).
          (4) Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
          (5) Filed as Exhibit 10.6 to the Company's registration statement on Form S-2 (no. 33-46123).

          (6) Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (7) Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (8) Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (9) Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (10) Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (11) Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (12) Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (13) Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (14) Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (15) Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (16) Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (17) Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (18) Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (19) Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (20) Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (21) Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (22) Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (23) Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (24) Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (25) Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (26) Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (27) Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (28) Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

          (29) Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (30) Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (31) Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (32) Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (33) Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (34) Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (35) Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (36) Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          (37) Filed as Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.