Form 10-Q
period 2000-03-31
ORIOLE HOMES CORP
filed 2000-05-12
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  March 31, 2000                Commission File No. 1-6963


                               ORIOLE HOMES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                                   59-1228702
     ------------------------------                    -------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, FL.          33445
--------------------------------------------------          -----
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.


                    Class                            Outstanding at May 1, 2000
                    -----                            --------------------------
    Common Stock, Class A, par value $.10                     1,863,649
    Common Stock, Class B, par value $.10                     2,761,875

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS




                                                     March 31,        December 31,
                                                       2000              1999
                                                   (Unaudited)        (Audited)
                                                   ------------      ------------
Cash and cash equivalents                          $ 19,325,808      $ 18,708,081
                                                   ------------      ------------

Receivables
     Mortgage notes                                         365           262,240

Inventories
     Land                                            47,421,480        49,170,778
     Homes completed or under construction           25,341,679        27,562,235
     Model homes                                      4,886,560         3,856,810
                                                   ------------      ------------
                                                     77,649,719        80,589,823
     Less estimated costs of completion
               included in inventories                6,809,572         7,574,038
                                                   ------------      ------------
                                                     70,840,147        73,015,785
                                                   ------------      ------------

Property and equipment, at cost
     Land                                                81,709           152,448
     Buildings                                        1,872,635         2,671,438
     Furniture, fixtures and equipment                3,265,930         2,595,802
                                                   ------------      ------------
                                                      5,220,274         5,419,688
     Less accumulated depreciation                    2,728,093         2,978,526
                                                   ------------      ------------
                                                      2,492,181         2,441,162
                                                   ------------      ------------

Investments in and advances to joint ventures                --         1,242,240

Land held for investment, at cost                     1,857,300         1,857,300

Other
     Prepaid expenses                                 1,354,707         1,075,934
     Unamortized debt issuance costs                    588,894           661,429
     Other assets                                     2,306,437         2,776,732
                                                   ------------      ------------
                                                      4,250,038         4,514,095
                                                   ------------      ------------
Total assets                                       $ 98,765,839      $102,040,903
                                                   ============      ============




See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                    March 31,         December 31,
                                                      2000               1999
                                                   (Unaudited)         (Audited)
                                                   ------------      ------------
Liabilities
     Line of credit                                $     10,000      $     10,000
     Mortgage notes payable                           3,130,449         4,306,372
     Accounts payable and accrued liabilities         7,712,076         8,555,721
     Customer deposits                                5,617,548         4,583,143
     Senior notes                                    41,151,631        42,648,760
                                                   ------------      ------------

         Total liabilities                           57,621,704        60,103,996

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            1,863,649 in 2000 and in 1999               186,365           186,365
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            2,761,875 in 2000 and in 1999               276,188           276,188
     Additional paid-in capital                      19,267,327        19,267,327
     Retained earnings                               21,414,255        22,207,027
                                                   ------------      ------------

         Total shareholders' equity                  41,144,135        41,936,907
                                                   ------------      ------------

Total liabilities and shareholders' equity         $ 98,765,839      $102,040,903
                                                   ============      ============




See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                          Three Months Ended
                                                                              March 31,
                                                                    -------------------------------
                                                                         2000              1999
                                                                    ------------       ------------
Revenues
     Sales of homes                                                 $ 16,076,626       $ 24,616,408
     Other operating revenues                                             36,277            934,056
     Gain on sales of property and equipment
         and land held for investment, net                               527,139          1,867,391
     Interest, rentals and other income                                  561,694          1,043,657
                                                                    ------------       ------------
                                                                      17,201,736         28,461,512
                                                                    ------------       ------------

Costs and expenses
     Cost of homes sold                                               14,125,361         22,435,393
     Costs relating to other operating revenues                           75,184            803,015
     Selling, general and administrative expenses                      3,753,733          3,996,647
     Interest costs incurred                                           1,437,278          2,049,027
     Interest capitalized (deduct)                                    (1,397,048)        (1,902,027)
                                                                    ------------       ------------
                                                                      17,994,508         27,382,055
                                                                    ------------       ------------

Income (loss) before provision for (benefit from) income taxes          (792,772)         1,079,457

Provision for (benefit from) income taxes                                     --                 --
                                                                    ------------       ------------

Net income (loss)                                                   $   (792,772)      $  1,079,457
                                                                    ============       ============

Net income (loss) per Class A and B common share
     available for common stockholders - Basic and Diluted          $       (.17)      $        .23
                                                                    ============       ============

Weighted average number of common stock
     outstanding - Basic and Diluted                                   4,625,524          4,625,524
                                                                    ============       ============



See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                               -------------------------------
                                                                    2000               1999
                                                               ------------       ------------
Cash flows from operating activities
     Net income (loss)                                         $   (792,772)      $  1,079,457
      Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
         Depreciation                                               122,146            312,902
         Amortization                                               120,406            187,295
         Gain on sales of property and equipment
            and land held for investment, net                      (527,139)        (1,867,391)
     (Increase) decrease in operating assets
         Receivables                                                261,875            689,003
         Inventories                                              2,214,929          6,047,638
         Other assets                                               191,522            315,906
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                  (843,645)        (2,655,513)
         Customer deposits                                        1,034,405         (1,188,249)
                                                               ------------       ------------
            Total adjustments                                     2,574,499          1,841,591
                                                               ------------       ------------
                Net cash provided by operating activities         1,781,727          2,921,048
                                                               ------------       ------------

Cash flows from investing activities
     Return on investment in joint ventures                       1,242,240                 --
     Capital expenditures                                          (778,316)          (233,890)
     Proceeds from the sale of property and equipment             1,092,999          4,463,719
                                                               ------------       ------------

                Net cash provided by investing activities         1,556,923          4,229,829
                                                               ------------       ------------

Cash flows (used in) financing activities
     Payment of mortgage notes                                   (1,570,166)          (745,388)
     Proceeds of mortgage notes                                     394,243                 --
     Repurchase of senior notes                                  (1,545,000)        (2,700,000)
                                                               ------------       ------------
                Net cash (used in) financing activities          (2,720,923)        (3,445,388)
                                                               ------------       ------------

Net increase in cash and cash equivalents                           617,727          3,705,489

Cash and cash equivalents at beginning of period                 18,708,081         10,557,772
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $ 19,325,808       $ 14,263,261
                                                               ============       ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest (net of amount capitalized)                      $  1,432,045       $  1,894,242
     Income taxes                                              $         --       $         --



See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 31, 2000 and the related statements of operations and cash flows for the three months ended March 31, 2000 and 1999 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

         Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report on Form 10K.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire year.

3.       Backlog of contracts for sales of homes:

                                   March 31, 2000                   December 31, 1999
                            ----------------------------      ----------------------------
                                Units          Amounts           Units            Amounts
                            -----------      -----------      -----------      -----------
         Single-family              130      $25,005,435              122      $21,888,567
         Multi-family               140       18,408,593               52        7,292,293
                            -----------      -----------      -----------      -----------
         Total                      270      $43,414,028              174      $29,180,860
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

         Under the terms of the indenture ("Indenture"), the Company must make Senior Notes sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At March 31, 2000, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $73,800,000.

         The Company has satisfied the sinking fund requirement of January 15, 2001 through prior year purchases and retirement of Senior Notes. During the three months ended March 31, 2000, the Company repurchased $1,545,000 of Senior Notes to be used as part of the January 15, 2002 sinking fund requirement and has accumulated $10,921,000 toward the $17,500,000 payment due January 15, 2002.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.       Line of credit

         The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At March 31, 2000, $9,990,000 was available under this line of credit. The loan agreement expires July 1, 2001.

         The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and only requires monthly interest payments. The loan agreement contains typical restrictions and covenants, the most restrictive of which are:

         a. the Company shall maintain, at all times through the life of the loan, a consolidated tangible net worth of not less than $39,000,000, and;

         b.       the Company's ability to incur additional debt is restricted.

6.       Income taxes

         At March 31, 2000, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

7.       Segment information

         The Company has the following two reportable segments: home building and rental operations. The homebuilding segment develops and sells residential properties and planned communities. The rental operations segment consists of 32 units at March 31, 2000 and 529 units at March 31, 1999. Selected segment information is set forth below (in thousands):


                                          Home           Rental
                                        Building       Operations      Other          Total
                                        --------       ----------      -----          -----
         MARCH  31, 2000:
         Revenues                       $ 17,060       $     36      $    106       $ 17,202
         Segment net income (loss)          (799)           (39)           45           (793)

         MARCH  31, 1999:

         Revenues                         27,347            934           181         28,462
         Segment net income (loss)           844            131           104          1,079



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         The Company's revenues from home sales decreased $8.5 million (34.7%) to $16.1 million during the first quarter of 2000 as compared to the comparable quarter of 1999 primarily as a result of a reduction in the number of homes delivered. Oriole delivered 97 homes in the 2000 first quarter compared to 164 in the same period in 1999. The average selling price of homes delivered increased from $150,100 to $165,700. The number of contracts signed at 193 and the aggregate dollar value of those contracts at $30.3 million increased in the 2000 first quarter from 142 and $20.9 million, respectively, from the same period in 1999.

         Non-homebuilding revenues decreased by $2.2 million to $0.6 million during the quarter ended March 31, 2000 compared to the same period in 1999. This was primarily due to the sale of certain properties in 1999 which had been held for investment and a reduction in rental revenue as a result of the latter sale of a 480 unit apartment complex.

         Interest, rentals and other income decreased by $0.5 million during the first quarter of 2000 compared to the same period in 1999 primarily as the result of a greater gain on the repurchase of senior notes in 1999.

         Cost of home sales decreased to $14.1 million (37.9%) from $22.4 million in 1999 as a result of a decrease in the number of homes delivered. As a percentage of home sales, cost of sales decreased to 87.9% in the first quarter of 2000 from 91.1% in the first quarter of 1999. This reduction was due to the positive impact of the prior year inventory valuation adjustment recorded in the fourth quarter of 1999.

         Selling, general and administrative expenses decreased $243,000 in dollar value but increased as a percentage of revenues to 22.0% from 14.0% as compared to the same period in 1999 due to the $11.3 million decrease in revenues.

         The Company incurred a net loss for the quarter ended March 31, 2000 of $0.8 million or $0.17 per share compared to net income of $1.1 million or $0.23 per share during the same period in 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased $3.5 million to $0.7 million in the first quarter of 2000 as compared to the same period in 1999.

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

         During the first quarter of 2000, the Company used a portion of available cash provided by operations to purchase $1.5 million of senior notes and to pay down $1.6 million of mortgage notes. At March 31, 2000, the Company had approximately $19.3 million in cash and cash equivalents and the availability of substantially all of it's $10.0 million revolving line of credit. The Company believes that these resources are sufficient to provide for its cash requirements through March 31, 2001.

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

         Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, that could cause actual results and events to differ materially from the statements made herein, including, but not limited to the following: changes in consumer preferences, increases in interest rates, a reduction in labor availability, increases in the cost of labor and materials, changes in the regulatory environment particularly as relates to zoning and land use, competitive pricing pressures and the general state of the economy, both nationally and in the Company's market and unseasonable weather trends.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8K


(a)      Exhibits

         Exhibit 10.36 -  Employment Agreement with Michael Rich dated
                          August 29, 1999

         Exhibit 27 -     Financial Data Schedule


(b) There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ORIOLE HOMES CORP.
                                        (Registrant)



DATE:   May 8, 2000                   /s/ R.D. Levy
                                      --------------------------------------
                                      R.D. Levy,
                                      Chairman of the Board,
                                      Chief Executive Officer,
                                      Director

DATE:   May 8, 2000                   /s/ J. Pivinski
                                      --------------------------------------
                                      J. Pivinski, Vice President - Finance,
                                      Treasurer, Chief Financial Officer