Form 10-Q
period 2000-06-30
ORIOLE HOMES CORP
filed 2000-08-01
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  June 30, 2000                Commission File No. 1-6963


                               ORIOLE HOMES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Florida                                  59-1228702
         ------------------------------                   -------------------
         (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                   Identification No.)


1690 S. Congress Ave., Suite 200 Delray Beach, Fl.            33445
-------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                 Class                         Outstanding at July 24, 2000
-----------------------------------------    ----------------------------------
 Common Stock, Class A, par value $.10                 1,863,649
 Common Stock, Class B, par value $.10                 2,761,875

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS





                                                   June 30,      December 31,
                                                     2000            1999
                                                 -----------    ------------
                                                 (Unaudited)      (Audited)

Cash and cash equivalents                        $13,226,441    $ 18,708,081
                                                 -----------    ------------
Receivables
     Mortgage notes                                       --         262,240

Inventories
     Land                                         47,103,181      49,170,778
     Homes completed or under construction        28,006,766      27,562,235
     Model homes                                   4,611,752       3,856,810
                                                 -----------    ------------
                                                  79,721,699      80,589,823
     Less estimated costs of completion
       included in inventories                     6,725,138       7,574,038
                                                 -----------    ------------
                                                  72,996,561      73,015,785
                                                 -----------    ------------

Property and equipment, at cost
     Land                                             81,544         152,448
     Buildings                                     1,370,268       2,671,438
     Furniture, fixtures and equipment             3,066,656       2,595,802
                                                 -----------    ------------
                                                   4,518,468       5,419,688
     Less accumulated depreciation                 2,387,985       2,978,526
                                                 -----------    ------------
                                                   2,130,483       2,441,162
                                                 -----------    ------------

Investments in and advances to joint ventures             --       1,242,240

Land held for investment, at cost                  1,857,300       1,857,300

Other
     Prepaid expenses                              1,696,134       1,075,934
     Unamortized debt issuance costs                 473,254         661,429
     Other assets                                  2,103,152       2,776,732
                                                 -----------    ------------
                                                   4,272,540       4,514,095
                                                 -----------    ------------
Total assets                                     $94,483,325    $102,040,903
                                                 ===========    ============


See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                    June 30,    December 31,
                                                     2000           1999
                                                 -----------    ------------
                                                 (Unaudited)     (Audited)
Liabilities
     Line of credit                              $    10,000    $     10,000
     Mortgage notes payable                        3,097,458       4,306,372
     Accounts payable and accrued liabilities      8,440,608       8,555,721
     Customer deposits                             7,219,638       4,583,143
     Senior notes                                 36,153,864      42,648,760
                                                 -----------    ------------

         Total liabilities                        54,921,568      60,103,996

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            1,863,649 in 2000 and 1999,
            respectively                             186,365         186,365
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            2,761,875 in 2000 and 1999,
            respectively                             276,188         276,188
     Additional paid-in capital                   19,267,327      19,267,327
     Retained earnings                            19,831,877      22,207,027
                                                 -----------    ------------

         Total shareholders' equity               39,561,757      41,936,907
                                                 -----------    ------------

Total liabilities and shareholders' equity       $94,483,325    $102,040,903
                                                 ===========    ============


See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Six Months Ended                      Three Months Ended
                                                           June 30,                               June 30,
                                               -------------------------------       -------------------------------
                                                    2000               1999               2000               1999
                                               ------------       ------------       ------------       ------------
Revenues
     Sales of homes                            $ 28,532,546       $ 44,198,085       $ 12,455,920       $ 19,581,677
     Other operating revenues                        56,779          1,896,685             20,502            962,629
     Gain on sale of property and
         equipment held for sale, net                    --          3,745,618                 --          3,745,618
     Gain (loss) on sale of land held for
         investment and other assets, net           674,740          1,828,753            147,601            (38,638)
     Interest, rentals and other income           1,151,278          1,591,405            589,584            547,748
                                               ------------       ------------       ------------       ------------
                                                 30,415,343         53,260,546         13,213,607         24,799,034
                                               ------------       ------------       ------------       ------------

Costs and Expenses
     Cost of homes sold                          25,704,441         39,991,093         11,579,080         17,555,700
     Inventory valuation adjustment                      --          2,480,695                 --          2,480,695
     Costs relating to other
         operating revenues                         130,362          1,657,625             55,178            854,610
     Selling, general and
         administrative expenses                  6,915,460          7,701,100          3,161,727          3,704,453
     Interest costs incurred                      2,744,269          3,778,822          1,306,991          1,729,796
     Interest capitalized (deduct)               (2,704,039)        (3,537,231)        (1,306,991)        (1,635,204)
                                               ------------       ------------       ------------       ------------
                                                 32,790,493         52,072,104         14,795,985         24,690,050
                                               ------------       ------------       ------------       ------------

Income (loss) before provision for
     (benefit from) income taxes                 (2,375,150)         1,188,442         (1,582,378)           108,984

Provision for (benefit from) income taxes                --                 --                 --                 --
                                               ------------       ------------       ------------       ------------

Net income (loss)                              $ (2,375,150)      $  1,188,442       $ (1,582,378)      $    108,984
                                               ============       ============       ============       ============

Net income (loss) per Class A and B
     common share available for common
         stockholders - Basic and Diluted      $       (.51)      $        .26       $       (.34)      $        .03
                                               ============       ============       ============       ============

Weighted average number of common
     stock outstanding - Basic                    4,625,524          4,625,524          4,625,524          4,625,524
                                               ============       ============       ============       ============




See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                               -------------------------------
                                                                   2000               1999
                                                               ------------       ------------
Cash flows from operating activities
     Net income (loss)                                         $ (2,375,150)      $  1,188,442

      Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
         Depreciation                                               248,812            624,546
         Amortization                                               315,279            386,348
         Gain on sales of property and equipment
            and land held for investment, net                      (674,740)        (5,574,371)
     (Increase) decrease in operating assets
         Receivables                                                262,240            690,140
         Inventories                                                137,030         14,546,466
         Other assets                                                53,380            527,883
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                  (115,113)        (1,720,132)
         Customer deposits                                        2,636,495         (1,010,014)
                                                               ------------       ------------
            Total adjustments                                     2,863,383          8,470,866
                                                               ------------       ------------
                Net cash provided by operating activities           488,233          9,659,308
                                                               ------------       ------------

Cash flows from investing activities
     Return on investment in joint ventures                       1,242,240             26,463
     Capital expenditures                                          (876,584)          (344,389)
     Proceeds from the sale of property and equipment             1,495,385         19,801,556
                                                               ------------       ------------
                Net cash provided by investing activities         1,861,041         19,483,630
                                                               ------------       ------------

Cash flows from financing activities
     Payment of mortgage notes                                   (1,603,157)       (12,908,785)
     Proceeds of mortgage notes                                     394,243                 --
     Repurchase of senior notes                                  (6,622,000)        (6,079,000)
                                                               ------------       ------------
                Net cash (used in) financing activities          (7,830,914)       (18,987,785)
                                                               ------------       ------------

Net (decrease)increase in cash and cash equivalents              (5,481,640)        10,155,153

Cash and cash equivalents at beginning of period                 18,708,081         10,557,772
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $ 13,226,441       $ 20,712,925
                                                               ============       ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest (net of amount capitalized)                      $    396,518       $    523,377
     Income taxes                                              $         --       $         --



See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 2000 and the related statements of operations and cash flows for the three months and six months ended June 30, 2000 and 1999 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three months and the six months ended June 30, 2000 are not necessarily indicative of the results for the entire year. The Company allocates certain costs to units delivered based upon estimates of the number of units projected to be delivered and the associated timing of the deliveries. When it becomes apparent that the number of deliveries in a project will vary significantly from the estimates, the Company will revise these cost allocations, which will affect results of operations.

3.     Backlog of contracts for sales of homes:


                                  June 30, 2000                  December 31, 1999
                          ----------------------------      --------------------------
                             Units           Amounts           Units          Amounts
                          -----------      -----------      -----------     ----------
       Single-family              153      $29,851,186              122     $21,888,567
       Multi-family               178       23,624,231               52       7,292,293
                          -----------      -----------      -----------     -----------

       Total                      331      $53,475,417              174     $29,180,860
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

       Under the terms of the indenture ("Indenture"), the Company must make Senior Notes sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At June 30, 2000, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $76,900,000.

       The Company has satisfied the sinking fund requirement of January 15, 2001 through prior year purchases and retirement of Senior Notes. During the six months ended June 30, 2000, the Company repurchased $6,622,000 of Senior Notes to be used as part of the January 15, 2002

                           ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




       sinking fund requirement and has accumulated $15,998,000 toward the $17,500,000 payment due January 15, 2002.

5.     Line of credit

       The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At June 30, 2000, $9,990,000 was available under this line of credit. The loan agreement expires July 1, 2001.

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

6.     Income taxes

       At June 30, 2000, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

7.     Gain on sale of property and equipment held for sale

       On June 30, 1999, the Company sold a 480 unit rental apartment complex for a gain of $3.75 million. A portion of the gross proceeds of $19.2 million was used to reduce the balance of related long-term debt by $12.2 million.

8.     Segment information

       The Company has the following two reportable segments: home building and rental operations. The homebuilding segment develops and sells residential properties and planned communities. The rental operations segment consists of 23 units at June 30, 2000 and 529 units at June 30, 1999. Selected segment information is set forth below (in thousands):



                                         Six Months Ending          Three Months Ending
                                             June 30,                    June 30,
                                      ---------------------       ---------------------
                                        2000          1999          2000          1999
                                         $             $             $             $
                                      -------       -------       -------       -------
       Revenues
           Home Building               30,155        47,288        13,095        19,941
           Rental Operations               57         1,896            21           962
           Other                          203         4,077            97         3,896
                                      -------       -------       -------       -------
           Total                       30,415        53,261        13,213        24,799
                                      =======       =======       =======       =======

       Segment net income (loss)
           Home Building               (2,396)       (2,961)       (1,597)       (3,805)
           Rental Operations              (74)          238           (35)          107
           Other                           95         3,911            50         3,807
                                      -------       -------       -------       -------
           Total                       (2,375)        1,188        (1,582)          109
                                      =======       =======       =======       =======




9.     Commitments and contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GENERAL

         The results of operations for interim periods during the year are not necessarily indictive of results of operations for the fiscal year. The Company allocates certain costs to units delivered based upon estimates of the number of annual units projected to be delivered and the associated timing of the deliveries. In past years, the Company has experienced inventory valuation adjustments reducing net income when expected deliveries fell short of expectations. These included adjustments of $13.9 million in 1995, $21.6 million in 1997 and $4.9 million in 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         The Company's revenues from home sales decreased $7.1 million (36.4%) to $12.5 million during the second quarter of 2000 as compared to the comparable quarter of 1999 primarily as a result of a reduction in the number of homes delivered. Oriole delivered 82 homes in the 2000 second quarter compared to 125 in the same period in 1999. The average selling price of homes delivered decreased from $156.7 to $151.9. The number of contracts signed at 143 and the aggregate dollar value of those contracts at $22.5 million increased in the 2000 second quarter from 113 and $18.0 million, respectively, from the same period in 1999.

         Non-homebuilding revenues decreased by $4.5 million to $0.2 million during the quarter ended June 30, 2000 compared to the same period in 1999. This was primarily due to the 1999 sale of certain properties which had been held for investment and a reduction in associated rental revenue as a result of the latter sale of a 480 unit apartment complex.

         Interest, rentals and other income remained at the same level during the second quarter of 2000 as compared to the same period in 1999.

         Cost of home sales for the decreased to $11.6 million (34.0%) from $17.6 million in 1999 as a result of a decrease in the number of home delivered. As a percentage of home sales, cost of sales increased to 93.0% from 89.7% in the second quarter of 2000 primarily due to the Company's decision to reduce sales prices on model homes to close out completed communities.

         Selling, general and administrative expenses decreased $543,000 in dollar value but increased as a percentage of revenues to 23.9% from 14.9% as compared to the same period in 1999 due to the $11.6 million decrease in revenues.

         The Company incurred a net loss for the quarter ended June 30, 2000 of $1.6 million or $0.34 per share compared to a net income of $0.1 million during the same period in 1999. Included in the 1999 period is a non-cash pre-tax charge of $2.5 million representing an inventory valuation adjustment affecting the value of land inventory for approximately 84 unsold housing units located in two developments. The Company determined that this inventory valuation adjustment was appropriate because of its decision to lower the price for homes in these developments to a price point lower than originally anticipated in order to meet market conditions. The adjustment aslo reflected the adverse effect of accumulated capitalized interest on the cost of homes.

         Earnings before interest, taxes, depreciation and amortization, (EBITDA) decreased $5.1 million in the second quarter of 2000 as compared to the same period in 1999 primarily due to the 1999 one-time sales of certain properties and equipment during the second quarter.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         The Company's revenues from home sales decreased $15.7 million (35.4%) to $28.5 million during the six month period of 2000 as compared to 1999 as a result of the number of homes delivered. Oriole delivered 179 homes in the first six months of 2000 compared to 289 in the same period in 1999.

The average selling price of homes delivered increased from $152.9 to $159.4. The number of contracts signed at 336 and the aggregate dollar value of those contracts at $53.5 million increased in the 2000 first six months from 255 and $39.0 million, respectively, from the same period in 1999.

         Non-homebuilding revenues decreased to $0.7 million in the six month period of 2000 from $7.5 million primarily due to the 1999 sales of certain properties which had been held for investment.

         Interest, rentals and other income decreased by $0.4 primarily as the result of a greater gain on the repurchase of Senior Notes in 1999.

         Cost of home sales decreased to $25.7 million (35.7%) in 2000 from $40.0 million in 1999 as a result in the decrease in the number of homes delivered. As a percentage of home sales, cost of sales decreased to 90.1% from 90.5% in the first six months of 1999. This reduction was primarily due to the positive impact of the prior year inventory valuation adjustments.

         Selling, general and administrative expenses decreased $0.8 million to $6.9 million in the first six months of 2000 when compared to the same period in 1999. These expenses increased as a percentage of revenues to 22.7 % from 14.5% for the same period in 1999 due to the decrease in revenues related to home deliveries and the sales of property and equipment.

         The Company's net loss for the six month period of 2000 was $2.4 million, or $0.51 per share, as compared to a net income of $1.2 million, or $0.26 per share in the same period of 1999. Net income during this period in 1999 was decreased by a non-cash pre-tax charge of $2.5 million to write-down the value of certain inventory to its fair market value less cost to sell and was increased by $4.8 million due to the one-time sales of certain property and equipment.

         EBITDA decreased $8.3 million to $0.4 million in the first six months of 2000 from $8.7 million in 1999 due to the decrease in the gain on one-time sales of properties and equipment during this period.

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

         During the first six months of 2000, the Company used a portion of available cash provided by operations to purchase $6.6 million of senior notes and to pay down $1.6 million of mortgage notes. At June 30, 2000, the Company had approximately $13.2 million in cash and cash equivalents and the availability of substantially all of it's $10.0 million revolving line of credit. The Company believes that these resources are sufficient to provide for its cash requirements through June 30, 2001.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8K

(a)      Exhibits

         Exhibit 10.37- Stock Option Agreement with Paul Lehrer dated May 10, 2000.

         Exhibit 10.38- Stock Option Agreement with George Richards dated May 10, 2000.

         Exhibit 27- Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ORIOLE HOMES CORP.
                                           (Registrant)



Date:  July 31, 2000                     /s/ R.D. Levy
                                         --------------------------------------
                                         R.D. Levy,
                                         Chairman of the Board,
                                         Chief Executive Officer,
                                         Director



Date:  July 31, 2000                     /s/ J. Pivinski
                                         --------------------------------------
                                         J. Pivinski, Vice President - Finance,
                                         Treasurer, Chief Financial Officer