Form 10-Q
period 2000-09-30
ORIOLE HOMES CORP
filed 2000-11-14
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2000             Commission File No. 1-6963


                               ORIOLE HOMES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Florida                                      59-1228702
------------------------------------            --------------------------------
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                     Identification No.)


     1690 S. Congress Ave., Suite 200 Delray Beach, FL           33445
----------------------------------------------------------  ----------------
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

             Class                               Outstanding at November 3, 2000
-------------------------------------            -------------------------------
Common Stock, Class A, par value $.10                        1,863,649
Common Stock, Class B, par value $.10                        2,761,875

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                September 30,  December 31,
                                                    2000           1999
                                                ------------   ------------
                                                 (Unaudited)     (Audited)

Cash and cash equivalents                       $ 10,618,939   $ 18,708,081
                                                ------------   ------------

Receivables
     Mortgage notes                                       --        262,240

Inventories
     Land                                         67,310,510     49,170,778
     Homes completed or under construction        41,005,558     27,562,235
     Model homes                                   4,566,505      3,856,810
                                                ------------   ------------
                                                 112,882,573     80,589,823

     Less estimated costs of completion
              included in inventories             13,393,900      7,574,038
                                                ------------   ------------
                                                  99,488,673     73,015,785
                                                ------------   ------------

Property and equipment, at cost
     Land                                             81,379        152,448
     Buildings                                     1,064,806      2,671,438
     Furniture, fixtures and equipment             2,898,106      2,595,802
                                                ------------   ------------
                                                   4,044,291      5,419,688
     Less accumulated depreciation                 2,224,181      2,978,526
                                                ------------   ------------
                                                   1,820,110      2,441,162
                                                ------------   ------------

Investments in and advances to joint ventures             --      1,242,240

Land held for investment, at cost                  1,857,300      1,857,300

Other
     Prepaid expenses                              1,818,770      1,075,934
     Unamortized debt issuance costs                 452,849        661,429
     Other assets                                  1,911,668      2,776,732
                                                ------------   ------------
                                                   4,183,287      4,514,095
                                                ------------   ------------
Total assets                                    $117,968,309   $102,040,903
                                                ============   ============


See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                September 30,  December 31,
                                                    2000           1999
                                                ------------   ------------
                                                 (Unaudited)     (Audited)

Liabilities
     Line of credit                             $     10,000   $     10,000
     Mortgage notes payable                       21,501,337      4,306,372
     Accounts payable and accrued liabilities      9,988,002      8,555,721
     Customer deposits                            12,430,844      4,583,143
     Senior notes                                 35,981,685     42,648,760
                                                ------------   ------------

         Total liabilities                        79,911,868     60,103,996

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            1,863,649 in 2000 and 1999,
            respectively                             186,365        186,365
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            2,761,875 in 2000 and 1999,
            respectively                             276,188        276,188
     Additional paid-in capital                   19,267,327     19,267,327
     Retained earnings                            18,326,561     22,207,027
                                                ------------   ------------

         Total shareholders' equity               38,056,441     41,936,907
                                                ------------   ------------

Total liabilities and shareholders' equity      $117,968,309   $102,040,903
                                                ============   ============

See notes to the consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine Months Ended             Three Months Ended
                                                    September 30,                  September 30,
                                            ----------------------------    ----------------------------
                                                2000            1999            2000            1999
                                            ------------    ------------    ------------    ------------
Revenues
     Sales of homes                         $ 49,422,164    $ 59,682,424    $ 20,889,618    $ 15,484,339
     Sales of land                                 9,000              --           9,000              --
     Other operating revenues                     68,525       1,954,465          11,746          57,780
     Gain on sale of property and
         equipment held for sale, net                 --       3,745,618              --              --
     Gain (loss) on sale of land held for
         investment and other assets, net        794,034       1,742,782         119,294         (85,971)
     Interest, rentals and other income        1,788,882       2,307,039         637,604         715,634
                                            ------------    ------------    ------------    ------------
                                              52,082,605      69,432,328      21,667,262      16,171,782
                                            ------------    ------------    ------------    ------------

Costs and Expenses
     Cost of homes sold                       44,877,568      53,852,726      19,173,127      13,861,633
     Costs of land sold                           10,058              --          10,058              --
     Inventory valuation adjustment                   --       2,480,695              --              --
     Costs relating to other
         operating revenues                      162,777       1,790,182          32,415         132,557
     Selling, general and
         administrative expenses              10,872,438      10,921,530       3,956,978       3,220,430
     Interest costs incurred                   4,002,372       5,391,830       1,258,103       1,613,008
     Interest capitalized (deduct)            (3,962,142)     (5,063,865)     (1,258,103)     (1,526,634)
                                            ------------    ------------    ------------    ------------
                                              55,963,071      69,373,098      23,172,578      17,300,994
                                            ------------    ------------    ------------    ------------

Income (loss) before provision for
     (benefit from) income taxes              (3,880,466)         59,230      (1,505,316)     (1,129,212)

Provision for (benefit from) income taxes             --              --              --              --
                                            ------------    ------------    ------------    ------------

Net income (loss)                           $ (3,880,466)   $     59,230    $ (1,505,316)   $ (1,129,212)
                                            ============    ============    ============    ============

Net income (loss) per Class A and B
     common share available for common
         stockholders - Basic and Diluted   $       (.84)   $        .01    $       (.33)   $       (.25)
                                            ============    ============    ============    ============

Weighted average number of common
     stock outstanding - Basic                 4,625,524       4,625,524       4,625,524       4,625,524
                                            ============    ============    ============    ============

See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                          2000            1999
                                                                      ------------    ------------
Cash flows from operating activities
     Net income (loss)                                                $ (3,880,466)   $     59,230
      Adjustments to reconcile net income (loss) to net
       cash (used in) provided by operating activities
         Depreciation                                                      363,678         726,689
         Amortization                                                      390,005         645,565
         Gain on sales of property and equipment
            and land held for investment, net                             (794,034)     (5,488,400)
     (Increase) decrease in operating assets
         Receivables                                                       262,240         690,399
         Inventories                                                       (69,959)     14,385,011
         Other assets                                                      323,814         662,479
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                          329,866      (3,956,871)
         Customer deposits                                               5,155,546        (470,125)
                                                                      ------------    ------------
            Total adjustments                                            5,961,156       7,194,747
                                                                      ------------    ------------
                Net cash provided by operating activities                2,080,690       7,253,977
                                                                      ------------    ------------

Cash flows from investing activities
     Return on investment in joint ventures                              1,242,240         598,173
     Acquisition of project, net of cash acquired                      (22,672,617)             --
     Capital expenditures                                                 (879,284)       (531,881)
     Proceeds from the sale of property and equipment                    1,767,864      19,837,889
                                                                      ------------    ------------

                Net cash (used in) provided by investing activities    (20,541,797)     19,904,181
                                                                      ------------    ------------

Cash flows from financing activities
     Proceeds of mortgage notes                                         22,305,497       1,000,000
     Payment of mortgage notes                                          (5,110,532)    (12,908,785)
     Repurchase of senior notes                                         (6,823,000)    (12,043,000)
                                                                      ------------    ------------
                Net cash provided by (used in) financing activities     10,371,965     (23,951,785)
                                                                      ------------    ------------

Net (decrease) increase in cash and cash equivalents                    (8,089,142)      3,206,373

Cash and cash equivalents at beginning of period                        18,708,081      10,557,772
                                                                      ------------    ------------

Cash and cash equivalents at end of period                            $ 10,618,939    $ 13,764,145
                                                                      ============    ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest (net of amount capitalized)                             $  1,175,872    $  2,281,873
     Income taxes                                                     $         --    $         --

See notes to consolidated financial statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 2000 and the related statements of operations and cash flows for the three months and nine months ended September 30, 2000 and 1999 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

       The Company's consolidated balance sheet at September 30, 2000 reflects the fair market value of the acquisition of the Vizcaya Project on August 8, 2000 as described in Note 9 below.

2. The results of operations for the three months and the nine months ended September 30, 2000 are not necessarily indicative of the results for the entire year. The Company allocates certain costs to units delivered based upon estimates of the number of units projected to be delivered and the associated timing of the deliveries. When it becomes apparent that the number of deliveries in a project will vary significantly from the estimates, the Company will revise these cost allocations, which will affect results of operations.

       The Company's consolidated statements of operations for the three- and nine-month periods ended September 30, 2000 include revenues and expenses from the date of acquisition of the Vizcaya Project. Accordingly, the results of operations for the three- and nine-month periods ended September 30, 2000 are not directly comparable to the results of operations for the three- and nine-month periods ended September 30, 1999. See the discussion of the pro forma effect of the acquisition in
       Note 9 below.

3.     Backlog of contracts for sales of homes:

                           September 30, 2000          December 31, 1999
                        -------------------------   -------------------------
                           Units        Amounts        Units        Amounts
                        -----------   -----------   -----------   -----------

        Single-family           295   $60,721,687           122   $21,888,567
        Multi-family            232    32,075,373            52     7,292,293
                        -----------   -----------   -----------   -----------

        Total                   527   $92,797,060           174   $29,180,860
                        ===========   ===========   ===========   ===========

       The Vizcaya Project contributed 135 of the 527 total homes, and $25.5 million of the $92.8 million backlog as at September 30, 2000.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Under the terms of the indenture ("Indenture"), the Company must make Senior Notes sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At September 30, 2000, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $80,000,000.

         The Company has satisfied the sinking fund requirement of January 15, 2001 through prior year purchases and retirement of Senior Notes. During the nine months ended September 30, 2000, the Company repurchased $6,823,000 of Senior Notes to be used as part of the January 15, 2002 sinking fund requirement and has accumulated $16,199,000 toward the $17,500,000 payment due January 15, 2002.

5.       Line of credit

         The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At September 30, 2000, $9,990,000 was available under this line of credit. The loan agreement expires July 1, 2001.

         The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and only requires monthly interest payments. The loan agreement contains typical restrictions and covenants, the most restrictive of which are:

             a. the Company shall maintain, at all times through the life of the loan, a consolidated tangible net worth of not less than $37,000,000, and;

             b.   the Company's ability to incur additional debt is restricted.


6.       Mortgage Notes

         In connection with the Vizcaya Project, a wholly owned subsidiary of the Company borrowed an aggregate principal amount of $26,787,200, of which $9,580,430 is for future construction costs (the "Vizcaya Loan"). The Vizcaya Loan is evidenced by a mortgage note, which is due on February 8, 2003 and bears interest at a floating rate equal to the Prime Rate, currently 9.5% per annum. The Vizcaya Loan is secured by real property and other assets acquired in connection with the acquisition of the Vizcaya Project. The Company has agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. Certain individual guarantors, not related to the Company, have agreed to jointly and severally guarantee the Vizcaya Loan.

7.       Income taxes

         At September 30, 2000, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

8.       Gain on sale of property and equipment held for sale

         On June 30, 1999, the Company sold a 480 unit rental apartment complex for a gain of $3.75 million. A portion of the gross proceeds of $19.2 million was used to reduce the balance of related long-term debt by $12.2 million.

9.       Acquisition of Vizcaya Project

         On August 8, 2000, pursuant to a Purchase and Sale Agreement and a Builder's Agreement dated as of the same date between a wholly owned subsidiary of the Company (OH Investments, Inc.) and the Seller, the Company acquired a real estate project known as Vizcaya. This community consists of 504 single-family units being marketed to active adults at least 55 years of age. The Seller is a homebuilder with operations in Southeast Florida.

         The total cost for the acquisition of the Vizcaya Project was $27,510,034, which consists of amounts paid to Seller, liabilities assumed and transaction costs paid by the Company. The Company invested $6,500,000 in cash in OH Investments, Inc. and provided a limited guaranty of the Vizcaya Loan in an amount not to exceed $2,000,000. Since the acquisition of the Vizcaya Project consisted of developed and undeveloped land, no goodwill was recorded in connection with the acquisition.

         Under the terms of the Builder's Agreement, Centerline Homes at Delray, Inc. ("Centerline-Delray") agreed, among other things, to complete and manage the Vizcaya Project. The Builder's Agreement provides that Centerline-Delray will be entitled to receive certain bonus payments depending upon the performance of the Project after the Company has been repaid its cash investment of $6.5 million and a preferred return of 25% per annum on its cash investment.

         The accompanying consolidated statement of operations of the Company includes results of operations relating to the Vizcaya Project from August 8, 2000, the acquisition date.

         Unaudited pro forma consolidated revenues and net income (loss) of the Company, giving effect to the acquisition of the Vizcaya Project as of January 1, 2000, equal revenues of $65,122,917 and a loss of $3,486,332 for the nine-month period ended September 30, 2000. These pro forma results do not include any adjustments and do not purport to be indicative of the actual results of operations that would have been reported had the acquisition of the Vizcaya Project occurred on January 1, 2000.

10.      Segment information

         The Company has the following two reportable segments: home building and rental operations. The home building segment develops and sells residential properties and planned communities. The rental operations segment consists of 14 units at September 30, 2000 and 529 units at September 30, 1999. Selected segment information is set forth below (in thousands):


                                     Nine Months Ending    Three Months Ending
                                        September 30,         September 30,
                                     ------------------    ------------------
                                       2000       1999       2000       1999
                                        $          $          $          $
                                     -------    -------    -------    -------
         Revenues
             Home Building            51,676     63,293     21,520     16,005
             Rental Operations            69      1,954         12         58
             Other                       338      4,185        135        108
                                     -------    -------    -------    -------
             Total                    52,083     69,432     21,667     16,171
                                     =======    =======    =======    =======

         Segment net income (loss)
             Home Building            (3,958)    (4,074)    (1,562)    (1,113)
             Rental Operations           (94)       164        (21)       (74)
             Other                       172      3,969         78         58
                                     -------    -------    -------    -------
             Total                    (3,880)        59     (1,505)    (1,129)
                                     =======    =======    =======    =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GENERAL

         The results of operations for interim periods during the year are not necessarily indicative of results of operations for the fiscal year. The Company allocates certain costs to units delivered based upon estimates of the number of annual units projected to be delivered and the associated timing of the deliveries. In past years, the Company has experienced inventory valuation adjustments reducing net income when expected deliveries fell short of expectations. These included adjustments of $13.9 million in 1995, $21.6 million in 1997 and $4.9 million in 1999.

RESULTS OF OPERATIONS

         This discussion reflects the impact on the results of operations of the acquisition of the Vizcaya Project. Among other things, the acquisition contributed the delivery of 23 homes producing aggregate revenue of $4.2 million and net income of $225,000 to results for the three- and nine-month periods ended September 30, 2000. The Company's backlog at September 30, 2000 related to the Vizcaya Project is 135 homes having aggregate revenue of $25.5 million.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         The Company's revenues from home sales increased $5.4 million (34.8%) to $20.9 million during the third quarter of 2000 as compared to the comparable quarter of 1999 primarily as a result of an increase in the number of homes delivered. Oriole delivered 122 homes in the 2000 third quarter compared to 99 in the same period in 1999. The average selling price of homes delivered increased from $156.4 thousand per home to $171.2 thousand, primarily as the result of the higher selling prices of homes that were part of the Vizcaya Project. The number of contracts signed at 318 and the aggregate dollar value of those contracts at $60.2 million increased in the 2000 third quarter from 99 and $15.9 million, respectively, from the same period in 1999, primarily due to the Vizcaya Project and initial sales in a new real estate development.

         Non-homebuilding revenues and Interest, rentals and other income reduced slightly during the third quarter of 2000 as compared to the same period in 1999.

         Cost of home sales increased to $19.2 million (38.3%) from $13.9 million in 1999 primarily as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of sales increased to 91.8% from 89.5% in the third quarter of 2000 primarily due to the Company's decision to reduce sales prices on model homes to close out completed communities.

         Selling, general and administrative expenses increased $736,000 in dollar value but decreased as a percentage of revenues to 18.3% from 19.9% as compared to the same period in 1999 due to the $5.4 million increase in revenues.

         The Company incurred a net loss for the quarter ended September 30, 2000 of $1.5 million or $0.33 per share compared to a net loss of $1.1 million or $0.25 per share during the same period in 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased $.3 million to $.4 million in the third quarter of 2000 as compared to the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The Company's revenues from home sales decreased $10.3 million (17.2%) to $49.4 million during the nine-month period of 2000 as compared to 1999 as a result of a decrease in the number of homes delivered. Oriole delivered 301 homes in the first nine months of 2000 compared to 388 in the same period in 1999. The average selling price of homes delivered increased from $153.8 thousand per home to $164.2 thousand. The number of contracts signed at 654 and the aggregate dollar value of those contracts at $113.0 million increased in the first nine months of 2000 from 354 and $54.9 million, respectively, during the same period in 1999, primarily due to the Vizcaya Project and initial sales in a new real estate development.

         Non-homebuilding revenues decreased to $.9 million in the nine month period of 2000 from $7.4 million primarily due to the 1999 sales of certain properties which had been held for investment and the related loss of rental income.

         Interest, rentals and other income decreased by $0.5 million primarily as the result of a greater gain on the purchase of senior notes in 1999 than the gain realized on senior note purchases in 2000.

         Cost of home sales decreased to $44.9 million (16.7%) in 2000 from $53.9 million in 1999 as a result of the decrease in homes delivered. As a percentage of home sales, cost of sales increased to 90.8% from 90.2% in the first nine months of 1999 due to a slight increase in interest expense.

         Selling, general and administrative expenses decreased $50,000 in the first nine months of 2000 when compared to the same period in 1999. These expenses increased as a percentage of revenues to 20.9 % from 15.7% for the same period in 1999 due to the decrease in revenues.

         The Company's net loss for the nine-month period of 2000 was $3.9 million, or $.84 per share, as compared to a net income of $60,000, or $0.01 per share in the same period of 1999. Net income during this period in 1999 was decreased by a non-cash pre-tax charge of $2.5 million to write down the value of certain inventory to its fair market value less cost to sell and increased by a gain of $4.8 million due to the one-time sales of certain properties and equipment. Results for the nine-month period of 1999 also included $1.9 million in rental income derived from a project subsequently sold.

         EBITDA decreased $8.6 million to $.8 million in the first nine months of 2000 from $9.4 million in 1999 due to the decrease in the gain on one-time sales of property and equipment during this period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements vary from period to period depending upon changes in inventory, land acquisition and development requirements, construction in progress and, to a lesser extent, the Company's current net income. The Company obtains funds for its cash requirements from operations, the sale of investment property and borrowings. In connection with the Vizcaya Project, the Company borrowed $26,787,000. In connection with land acquisitions and development, the Company may borrow money secured by land and improvements.

         During the first nine months of 2000, the Company used a portion of available cash to invest $4.5 million in the Vizcaya Project, to purchase $6.8 million of senior notes and to pay down $1.1 million of mortgage notes. At September 30, 2000, the Company had approximately $10.6 million in cash and cash equivalents and the availability of substantially all of its $10.0 million revolving line of credit. The Company believes that these resources are sufficient to provide for its cash requirements through September 30, 2001.

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

         Management cautions the these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, that could cause actual results and events to differ materially from the statements made herein, including, but not limited to the following: changes in consumer preferences, increases in interest rates, a reduction in labor availability, increases in the cost of labor and materials, changes in the regulatory environment particularly as relates to zoning and land use, unseasonable weather trends, competitive pricing pressures and the general state of the economy, both nationally and in the Company's market.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8K

(a)      Exhibits

         Exhibit 27-Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ORIOLE HOMES CORP.
                                          (Registrant)



DATE:             , 2000                  /s/ R.D. LEVY
                                          -----------------------
                                          R.D. Levy,
                                          Chairman of the Board,
                                          Chief Executive Officer,
                                          Director

DATE:             , 2000                  /s/ J. PIVINSKI
                                          ---------------------------
                                          J. Pivinski, Vice President - Finance,
                                          Treasurer, Chief Financial Officer