Form 10-K405
period 2000-12-31
ORIOLE HOMES CORP
filed 2001-03-30
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------
                                    FORM 10-K

                   Annual Report pursuant to Section 13 of the
                     Securities Exchange Act of 1934 For the
                       fiscal year ended December 31, 2000

                                 File No. 1-6963

                               ORIOLE HOMES CORP.
--------------------------------------------------------------------------------
       1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445
                                 (561) 274-2000

           FLORIDA                                      59-1228702
 -------------------------                        --------------------------
 (State of Incorporation)                           (I.R.S. Employer I.D.)

           Securities registered pursuant of Section 12(b) of the act:

                                                NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                          WHICH REGISTERED
-------------------------------------         --------------------------
 Class A Common Stock, $.10 par Value         American Stock Exchange

 Class B Common Stock, $.10 par Value         American Stock Exchange


         The Registrant (1) HAS filed all reports required to be filed by
Section 13 of the Securities Exchange Act of 1934 during the preceding twelve months; and (2) HAS been subject to the filing requirements for at least the past 90 days.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         As of March 14, 2001, the Company had outstanding 1,863,649 shares of its Class A Common Stock and 2,761,875 shares of its Class B Common Stock.

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $7,404,200 as of March 14, 2001.

         Part III of this Report is incorporated by reference to the Registrant's Proxy Statement which will be filed for the 2001 Annual Meeting, to be held on May 10, 2001.

                               ORIOLE HOMES CORP.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
Part I

Item 1.         Business ......................................................................   1

Item 2.         Properties ....................................................................   11

Item 3.         Legal Proceedings .............................................................   11

Item 4.         Submission of Matters to a Vote of Security-Holders ...........................   11

Part II

Item 5.         Market for Registrant's Common Equity and
                  Related Stockholder Matters .................................................   12

Item 6.         Selected Financial Data .......................................................   13

Item 7.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .........................................   14

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.....................   20

Item 8.         Financial Statements and Supplementary Data ...................................   21

Item 9.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure .........................................   44

Part III

Item 10.         Directors and Executive Officers of the Registrant ...........................   44

Item 11.         Executive Compensation .......................................................   44

Item 12.         Security Ownership of Certain Beneficial Owners
                  and Management  .............................................................   44

Item 13.         Certain Relationships and Related Transactions ...............................   44

Part IV

Item 14.         Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K .........................................................   45

Signatures ....................................................................................   48


Exhibit Index...................................................................................  49

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

      The Company is a leader in the "active adult" (age 55 and over) market in south Florida. In 2000, approximately 92% of the Company's home sales were derived from sales of homes in communities designed exclusively for active adults. Oriole designs its product mix in response to the preferences of active adults, a demographic group which, according to U.S. Census reports, enjoys a high percentage of discretionary income in this marketplace and is the fastest growing segment of the population in the United States. In 2000, homes in the Company's active adult communities sold at prices that ranged from $100,000 to $205,000. Approximately 51% of these sales were for cash.

      During the year ended December 31, 2000, the average sales price for homes delivered by the Company was $163,700.

HOME BUILDING DATA (IN 000's)

      The following table sets forth information concerning sales, new contracts and backlog for each of the past five years for the Company's homes:

                            Years Ended December 31,
                             (Dollars in Thousands)


                                          2000         1999        1998          1997           1996
                                          ----         ----        ----          ----           ----
         Total Sales
                  Sales value          $ 91,989      $77,454      $82,737      $106,788      $100,661
                  Number of homes           562          501          522           676           597

         Total New Contracts
                  Sales value          $150,770      $73,082      $75,876      $102,392      $110,122
                  Number of homes           848          463          491           653           670
         Total Backlog
                  Sales value          $ 87,962      $29,181      $33,553      $ 40,414      $ 44,810
                  Number of homes           460          174          212           243           266


         The Company anticipates delivering substantially all backlog, both in number of homes and dollar amount, within a twelve month period. It generally takes eight to twelve months after execution of a contract to deliver a home.

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

      To leverage this infrastructure, in 2000 Oriole implemented additional strategic initiatives to increase site traffic, customer referrals and new sales. These included new merchandising programs to better focus on the needs of our primary target market, an e-commerce initiative to enhance responsiveness to our customers, and homebuyer surveys through an independent organization to improve customer satisfaction.

      Market-driven attributes which have contributed to Oriole's success include, (i) construction of quality homes within communities that offer a significant range of amenities, and therefore satisfy customers who have provided a continual source of referrals, (ii) the offering of a wide selection of competitively priced housing, which includes a substantial product mix, (iii) extensive knowledge of the Florida market, (iv) a land acquisition and development strategy that both permits development and construction in phases and ensures availability of strategically located land for future marketing, and
(v) a merchandising program which promotes community lifestyle advantages.

      The Company will continue to adhere to most of its current operating strategies but will also adopt new strategies as it deems appropriate to meet evolving and increasingly competitive market conditions. In this regard, the Company continues to extend its geographic market into the central Florida area to take advantage of accelerated demand in those areas. In the past, it has reduced reliance on the outright purchase of large tracts of land with the use of "rolling" options, which allows the Company an exclusive right to the future purchase of a predetermined quantity of land at a price fixed at the original contract date, thereby allowing it to reduce market and investment risk. The Company also pursues strategic alliances. A typical strategic alliance allows for shared resources and risk between homebuilders and/or vendors in the purchase, development and marketing of parcels of land. An alliance may take various forms; i.e., direct investment, joint ventures, etc

      The Company's acquisition, through its wholly owned subsidiary, of certain assets of a real estate project known as the "Vizcaya Project" in August, 2000, is an example of a strategic alliance structured as a direct investment. Under the terms of the transaction, the Company's subsidiary acquired the Vizcaya Project with a $6.5 million capital contribution from the

Company and a portion of the acquisition and development loan facility obtained by the subsidiary, $2.0 million of which was guaranteed by the Company. The Company's subsidiary then entered into a Builders Agreement with another developer to manage the Vizcaya Project. Certain affiliates of that developer also provided guarantees for the subsidiary's acquisition and construction loan. Pursuant to various agreements between the Company's subsidiary and the managing developer, the Company's subsidiary is entitled to priority with respect to return of its capital and a preferred return while the managing developer earns a development fee and a bonus based upon shares in profits. By sharing resources and risk with the managing developer, this structure permitted the Company to reduce its market and investment risk. See also Notes B and I to Consolidated Financial Statements.

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

         Oriole seeks to appeal to a wide variety of buyers in different geographic locations with different individual risk profiles and lifestyle preferences and, accordingly, the Company offers a diversity of home styles and price ranges including single family, patio, townhomes, villas, duplexes and low and mid-rise condominiums. Sales prices range from $100,000 to $450,000, with an average price of $163,700 for homes delivered during 2000. See "COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION", at page 6.

         The Company offers a variety of options and upgrades for each of its homes. Options permit buyers some flexibility to customize their homes on a design fee basis. Options also provide the Company with higher margins while allowing the Company to maintain the efficiencies of a production builder. The Company believes the availability of options increases the appeal of its homes and makes them desirable to a wide variety of buyers.

      LAND ACQUISITION AND DEVELOPMENT. The Company selects locations for its developments on the basis of accessibility to infrastructure such as major highways and thoroughfares, shopping areas, medical facilities and community cultural and recreation centers. The land is then separated into development phases and concepts. The Company generally develops tracts of land that require site improvements prior to construction. This work sometimes requires that the Company maintain performance bonds with the appropriate regulatory authorities.

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

COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION

      The following table summarizes information as of December 31, 2000 with respect to the Company's principal projects under development or construction during 2000.


                                           TOTAL      UNITS SOLD    UNITS SOLD
   NAME AND       YEAR                     UNITS          AND           AND
 LOCATION OF   DEVELOPMENT                PLANNED      DELIVERED   DELIVERED IN      UNITS UNDER      UNITS UNDER      REMAINING
 DEVELOPMENT     STARTED        TYPE        (2)        THRU 2000       2000        CONSTRUCTION(1)     CONTRACT        UNITS(2)
-----------------------------  -------- ------------  ------------ -------------- ------------------  ------------  --------------
                                                                                                      AT DECEMBER 31, 2000
                                                                                  ------------------------------------------------
Country Glen       1993        Single        300         154            17               14                  47              82
Cooper City                    Family

Coral Lakes        1992        Active      1,372 (3)     789           229               72                 141             213
Delray Beach                    Adult

Palm Isles West    1995        Active        235         189            42                2                   0               4
Boynton Beach                   Adult

Majestic Isles     1994        Active        450         382            63                3                   4               1
Boynton Beach                   Adult

Addison Green      1998        Active        130           4            29                4                  26              71
Boynton Beach                   Adult

Summer Chase       1989        Active        221         210            10                0                   0               1
Lake Worth                      Adult

Stonecrest         1995        Active        715 (4)     274           102               24                  44             295
Ocala                           Adult

Terrace Homes      1999         Mixed         99          --            --                0                  75              24
Celebration

Vizcaya            2000        Active        504         145            70               81                 123             236
Delray Beach                    Adult

---------

(1)  Includes model units.

(2)  Includes model units and potential units to be constructed.

(3)  Reduction in original number of units purchased.

(4)  Includes purchase of additional land.

       COUNTRY GLEN is a community of single-family homes located in Cooper City. The community consists of 300 units with recreational facilities under development and construction. Prices range from $298,000 to $500,000.

      CORAL LAKES is an active adult community in Boynton Beach with a multi-million dollar on-site clubhouse which includes substantial amenities. The community of 1,372 units features condominiums in four-story buildings, coach homes and single-family residences including the enclave of Tuscany. Prices range from under $98,000 to $232,500.

      PALM ISLES WEST, an active adult community in Boynton Beach, features 235 duplex and single-family residences priced from $120,000 to $186,000. Residents of this community enjoy the convenience of a swimming pool and sun deck within the community and share other amenities with Palm Isles, a completed Oriole active adult community.

      MAJESTIC ISLES is an active adult community of 450 duplex and single-family residences located in Boynton Beach. Prices range from $128,000 to $183,000. The community features an intimate, luxury clubhouse with swimming pool and tennis courts.

         ADDISON GREEN is a gated community with a private recreation area in a section of the Aberdeen Golf and Country Club located in Boynton Beach. Aberdeen with its Tennis and Fitness Center overlooks an 18-hole golf course. Oriole's 130 single-family residences, with two-car garages, are priced from $160,000 to $190,000.

      SUMMER CHASE is a community for active adults located in Lake Worth. The community features 221 single-family residences with two-car garages. The price range is $145,000 to $169,000. A social clubhouse is available to all residents along with tennis courts and pool.

      STONECREST is an active adult community located in Marion County consisting of 715 single-family homes priced from $82,500 to $262,000, offering championship golf and a recreational clubhouse which includes indoor and outdoor pools.

      TERRACE HOMES AT CELEBRATION, located in Disney's planned community in Osceola County near Orlando, will feature multi-family condominium residences priced between $130,000 and $205,000. Land development began in the fall of 2000, with construction and deliveries expected in 2001.

      VIZCAYA, located in Delray Beach, is an active adult community being developed as part of a strategic alliance with Centerline Homes at Delray, Inc. The community features a multi-million dollar on-site clubhouse and other amenities.

CONSTRUCTION

      Oriole is normally the general contractor for the construction of its developments. Company employees monitor the construction of each project, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specified phase of development pursuant to a contract that obligates construction at a fixed price. Agreements with subcontractors are generally subject to competitive bidding, with the Company continuously negotiating prices and other significant terms with its subcontractors

      At December 31, 2000, the Company employed approximately 49 full-time people in the construction operation. Most materials are obtained by subcontractors and are readily available from numerous sources at commercially reasonable prices. The Company has not experienced any material delays in construction due to shortages of materials or labor, but has experienced cost increases due to shortages of certain types of experienced labor. There has been a significant increase in construction activity in Florida that has resulted in material shortages for some competitors and could, but has not yet, affected the Company's supply of labor and materials.

MARKETING AND SALES

      The Company sells its homes primarily through commissioned employees who typically work in model sales centers or from offices located in model homes in the communities. The Company may also sell through independent brokers. Oriole's sales and marketing organization consists of approximately 41 full-time employees, many of whom are licensed real estate agents in Florida.

      The Company advertises in newspapers and magazines, by direct mail, on billboards and by radio, television and via the Internet through its website. In fiscal 2000, the Company's aggregate advertising cost was about $2.7 million. Oriole maintains model homes in most of its communities and management believes that these units play a particularly important role in the Company's marketing and merchandising efforts.

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

      In general, the housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new homes, including the availability and cost of labor and materials, changes in costs associated with home ownership, changes in consumer preferences, demographic trends and the availability and cost of mortgage financing.

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

CUSTOMER FINANCING AND SERVICES

      The Company arranges title insurance for, and provides closing services to, buyers of the Company's homes and other outside customers. Oriole also works with mortgage lenders to provide buyers with conventional financing programs. By making available a variety of attractive programs, the Company is able to more efficiently expedite the entire sales transaction by assuring that necessary mortgage commitments and other conditions of sale are expedited.

         The State of Florida requires that certain customer deposits be held in segregated bank accounts. As of December 31, 2000, the Company has posted bonds of $1.25 million and had entered into an escrow agreement with a bank and the State of Florida which allows the Company to use customer deposits under certain circumstances.

EMPLOYEES

      The Company employs approximately 129 full-time persons, 6 of whom are senior executives and 22 of whom are management personnel. The Company has had no major work stoppages as a result of labor disputes and believes that relations with its employees and its subcontractors are good. There are no collective bargaining agreements with employees.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

      No matters were submitted to security holders during the 4th quarter. The Annual Meeting of Shareholders of the Registrant has been scheduled for May 10, 2001. The Company will file its definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 2001.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY

      The Company has two classes of common stock, Class A Common Stock and Class B Common Stock, which, at December 31, 2000, were held by approximately 230 and 193 shareholders of record, respectively. Both the Class A Common Stock and the Class B Common Stock are traded on the American Stock Exchange under the symbols OHC.A and OHC.B. The following sets forth the range of high and low sale prices:

                                                  CLASS A       CLASS B
                                                 ----------    ---------
                      QUARTER 2000               HIGH   LOW    HIGH  LOW
                      ------------               ----   ----   ----  ---

                      First                      3.25   1.56   3.00   1.13

                      Second                     2.75   1.88   2.13   1.63

                      Third                      1.88   1.50   1.63   1.13

                      Fourth                     2.00   1.38   1.38    .75


                                                  CLASS A       CLASS B
                                                 ----------    ---------
                      QUARTER 1999               HIGH   LOW    HIGH  LOW
                      ------------               ----   ----   ----  ---

                      First                      2.69   2.00   2.50   1.81

                      Second                     2.00   1.50   2.00   1.50

                      Third                      2.75   1.88   2.81   1.06

                      Fourth                     2.38   1.50   1.50    .88

         On March 14, 2001, the last reported sales prices of the Class A Common Stock and Class B Common Stock were $1.75 and $1.50 per share, respectively. On the same date, there were 230 shareholders of record of Class A Common Stock and 193 shareholders of record of Class B Common Stock.

         The Company currently intends to retain its future earnings to finance the development of its business. In addition, the Company is currently restricted from the payment of cash dividends on its Common Stock under the terms of the indenture governing the $70.0 million 12 1/2% Senior Notes, due January 15, 2003. Accordingly, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The payment of any dividends will ultimately be at the discretion of the Company's Board of

Directors and will depend upon, among other things, future earnings, the success of the Company's development activities, capital requirements, restrictions in financing arrangements, the general financial condition of the Company and general business conditions.

ITEM 6 SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the Company and its consolidated subsidiaries and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. The data set forth below as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Company's audited consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
IN THOUSANDS (EXCEPT PER SHARE DATA)                 2000          1999           1998          1997          1996
----------------------------------------------------------------------------------------------------------------------
Revenues                                           95,655          87,936         91,065        116,190        111,619

Net income (loss)                                  (2,581)         (5,042)            82        (20,850)            85

Shareholders' equity                               39,355          41,937         46,979         46,897         67,747

Average Shareholders' Return on Equity               (7.0%)        (12.02%)          .17%        (44.46%)          .13%

Total Assets                                      114,578         102,041        135,226        145,060        175,546

Net income (loss) per share (Class A and B)          (.56)          (1.09)           .02          (4.51)           .02

Dividends- Class A                                     --              --             --             --             --

Dividends- Class B                                     --              --             --             --             --

Average Shares Outstanding                          4,626           4,626          4,626          4,626          4,626


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      REVENUES. The following table sets forth for the periods indicated certain components of the revenues expressed as a percentage of total revenues. See "Results of Operations" for a discussion of factors affecting the components during the periods indicated.

--------------------------------------------------------------------------------------------------------------------
                                           PERCENTAGE OF TOTAL REVENUES
                                             YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                                     2000              1999             1998
                                                               -----------------------------------------------------
Sale of homes                                                         96.2%             88.1%            90.9%
Sales of land                                                           --                --               --
Other operating revenues                                               0.1               2.3              4.2
Interest, rentals and other income                                     2.7               2.7              3.5
Gain on sales of property and equipment
  and land held for investment, net                                    1.0               6.9              1.4
Selling, general and administrative expenses                          15.7              16.0             16.6
Net income (loss)                                                     (2.6)             (5.0)              .1
--------------------------------------------------------------------------------------------------------------------


         BACKLOG. The following table sets forth the Company's backlog at December 31, 2000, 1999 and 1998.

         Backlog generally represents units under a standard contract for which a full deposit has been received and any statutory rescission right has expired. The Company generally fills backlog within twelve months and estimates that the period between receipt of a sales contract and delivery of the completed home to be eight to twelve months. Trends in the Company's backlog are subject to change from period to period corresponding to changes in certain economic conditions, including consumer confidence levels and the availability and cost of financing.


-----------------------------------------------------------------------------
                          NUMBER                     AGGREGATE
                            OF                         VALUE
DECEMBER 31                UNITS               (DOLLARS IN MILLIONS)
-----------------------------------------------------------------------------
2000                        460                         88.0
1999                        174                         29.2
1998                        212                         33.6
-----------------------------------------------------------------------------

EVENT IMPACTING COMPARABILITY

      This discussion reflects the impact on the results of operations of the acquisition of the Vizcaya Project. Among other things, the acquisition contributed the delivery of 70 homes producing aggregate revenue of $13.1 million and net income of $401,000 to results for the year ended December 31, 2000. The Company's backlog at December 31, 2000 related to the Vizcaya Project is 123 homes having an aggregate sales volume of $24.0 million.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      Revenues from home sales increased $14.5 million (18.8%) during the fiscal year 2000 as compared to 1999 primarily due to an increase in the number of homes delivered as a result of the acquisition of the Vizcaya Project. As compared to the 501 homes delivered in 1999, Oriole delivered 562 homes in 2000, 70 of which for $13.1 million were contributed by the Viscaya Project. There was a 5.9% increase in the average selling price of homes delivered in 2000 to $163,700 from $154,600. The number of contracts executed and the aggregate dollar value of those contracts increased to 848 and $150.8 million respectively, in 2000, from 463 and $73.1 million, respectively, in 1999. Of this amount, 193 and $37.1 million, respectively, related to the Vizcaya Project. The average selling price of homes contracted in 2000 increased 12.7 % to $177,800 from $157,800 in 1999.

      Non-homebuilding revenues decreased to $1.0 million in 2000 as compared to $8.0 million in 1999. This decrease occurred because the prior year included both proceeds from the sale of certain properties held for investment and the associated rental income derived from those properties. These income streams were not duplicated in 2000 due to the sale of the underlying assets in 1999.

      Interest, rentals and other income was approximately the same in 2000 as it was in 1999.

      Cost of home sales increased to $82.9 million (18.0%) in 2000 from $70.3 million in 1999. However, cost of sales actually decreased as a percentage of home sales in 2000 to 90.1% from 90.8% in 1999 due to higher average selling prices.

      Selling, general and administrative expenses increased $1.0 million (6.9%) in 2000 as a result of the Vizcaya Project. These expenses decreased as a percentage of total revenue to 15.7% from 16.0% due to the increase in total revenue.

      The Company incurred a net loss in 2000 of $2.6 million or $0.56 per share, as compared to a net loss of $5.0 million, or $1.09 per share, in 1999.

      Significantly, the 1999 net loss was affected by several one-time transactions which included (a) a loss of $4.9 million to write down the value of land inventory for 250 unsold housing units to fair market value less cost to sell; (b) a loss of $1.4 million to write down the value of an investment in a joint venture; and (c) a gain of $6.1 million from the sale of certain properties and equipment. In addition,1999 also included an additional $2.0 million in rental income derived from the properties and equipment sold.

      EBITDA, adjusted to exclude the 1999 non-cash valuation adjustments and gains on property and equipment, increased $0.9 million to $4.4 million for 2000 from $3.5 million in 1999, primarily due to the impact of the Vizcaya Project. EBITDA was also effected by the other factors influencing net income discussed above.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues from home sales decreased $5.3 million (6.4%) during the fiscal year 1999 as compared to 1998 primarily as a result of a reduction in the number of homes delivered. Oriole delivered 501 homes in 1999 compared to 522 in 1998, with a slight decrease in the average selling price of deliveries from $158,500 to $154,600. The number of new contracts signed and the aggregate dollar value of those contracts decreased to 463 and $73.1 million, respectively, in 1999 from 491 and $75.9 million, respectively, in 1998. The average selling price of homes contracted in 1999 was approximately the same as in 1998.

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

         EBITDA, adjusted to exclude the 1999 non-cash valuation adjustments and gains on property and equipment, increased $0.5 million to $9.8 million in 1999 from $9.3 million in 1998 primarily due to the increase in non-homebuilding revenues. EBITDA was also affected by the other factors influencing net income discussed above.

         FINANCIAL POSITION. The following table sets forth selected balance sheet items of the Company at December 31, 2000 and 1999.

-------------------------------------------------------------------------------
                             YEARS ENDED DECEMBER 31,
                               (DOLLARS IN MILLIONS)
-------------------------------------------------------------------------------
                                               2000            1999
                                           ------------------------------------
Cash                                          $21.7            $18.7
Inventories                                    84.9             73.0
Senior Notes, at face value                    34.9             43.1
Other Liabilities                              40.6             17.0
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash requirements vary from period to period depending upon changes in inventory, land acquisition and development requirements, construction in progress and, to a lesser extent, the Company's current net income. The Company obtains funds for its cash requirements from operations, proceeds from the sale of investment property and from borrowings. In connection with land acquisitions and development, the Company may borrow money secured by land and improvements. In addition, the Company has a revolving line of credit in the amount of $10.0 million (the "Revolving Line of Credit") available for general cash requirements. As of December 31, 2000, the Company had approximately $21.7 million in cash and cash equivalents and substantially the entire amount of the Revolving Line of Credit was available. The Revolving Line of Credit expires on June 30, 2001 and the Company anticipates that it will be able to renew this credit facility on terms comparable to the current arrangement. The Company believes that these resources are sufficient to provide for its cash requirements during 2001.

      In 2000 the Company used available cash to repurchase $8.3 million of the Company's 12 1/2% Senior Notes due January 15, 2003 and invested $4.5 million in the Vizcaya project.

      As of December 31, 2000, Senior Notes having a face value of $34.9 million were outstanding. Under the terms of the Senior Notes indenture (the "Indenture"), the Company may redeem the Senior Notes at 100% of their principal amount after January 15, 2001.

      The Indenture required the Company to meet sinking fund payments on the original $70.0 million issue of $17.5 million on each of January 15, 2001 and 2002. These payments have been made. In addition, the Indenture restricts the amount and type of additional indebtedness that the Company may incur and restricts the purchase by the Company of its common stock and the payment of cash dividends until the Company has achieved cumulative net income in excess of $77.3 million. As of December 31, 2000, the Company was not permitted to purchase common stock or pay cash dividends.

      Borrowings under the Revolving Line of Credit are secured by a mortgage on certain real property of the Company. Under the terms of the Revolving Line of Credit, the Company is subject to customary covenants and restrictions, including those relating to maintenance of consolidated tangible net worth and the issuance of certain types of additional debt. Oriole believes that it will be able to further extend the Revolving Line of Credit beyond its scheduled June 30, 2001 expiration date or obtain a replacement credit facility if necessary, but there can be no assurance that it will be able to extend its existing facility or obtain a replacement credit facility.

      Oriole has mortgages on certain property. The interest rate on one mortgage is adjusted periodically to a LIBOR market rate index plus .275%, or the bank's prime rate, at the Company's option and, with respect to the other mortgage loan, adjusts periodically to the bank's prime rate.

      As of December 31, 2000, the Company had no firm commitments for capital expenditures.

FORWARD LOOKING STATEMENTS

      Certain statements made in this document, including certain statements made in Management's Discussion and Analysis, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions, or which involve hypothetical events. In addition, any statements concerning future financial performance (including future revenues, earnings, or growth rates), ongoing business strategies or prospects, and possible future

Company actions, which may be provided by management, are also forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industry in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

      Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements, include but are not limited to the following: changes in consumer preferences, increases in interest rates, a reduction in labor availability, increases in the cost of labor and materials, changes in the regulatory environment particularly as relates to zoning and land use, competitive pricing pressures, changes in federal income tax laws, the general state of the economy, both nationally and in the Company's market, and unseasonable weather trends.

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

INTEREST RATES

           Overall housing demand is adversely affected by increases in interest costs. If mortgage interest rates increase significantly, this may negatively impact the ability of a homebuyer to secure adequate financing. Although about 51% of the Company's current sales are for cash, there is no guarantee that future sales will be made on such terms in comparable amounts. As such, higher interest rates may adversely affect the Company's revenues, gross margins and/or net income.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                     PAGE
                                                                                                                     ----

Consolidated Balance Sheets as of
December 31, 2000 and 1999 .......................................................................................      22

Consolidated Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998 .................................................................................      24

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2000, 1999 and 1998 .................................................................................      25

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998 .................................................................................      26

Notes to Consolidated Financial Statements .......................................................................      27

Management's Responsibility for Financial Statements .............................................................      42

Report of Independent Accountants ................................................................................      43

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,


                                                                           2000              1999
                                                                      ------------      ------------
                                                      ASSETS

Cash and cash equivalents                                             $ 21,707,756      $ 18,708,081
                                                                      ------------      ------------
Receivables
     Mortgage notes                                                             --           262,240
                                                                      ------------      ------------
Inventories
     Land                                                               62,346,437        49,170,778
     Homes completed or under
       construction                                                     34,445,028        27,562,235

     Model homes                                                         4,310,488         3,856,810
                                                                      ------------      ------------
                                                                       101,101,953        80,589,823
     Less estimated costs of completion
       included in inventories                                          16,242,461         7,574,038
                                                                      ------------      ------------
                                                                        84,859,492        73,015,785
                                                                      ------------      ------------

Property and equipment, at cost
     Land                                                                   81,379           152,448
     Buildings                                                             664,065         2,671,438
     Furniture, fixtures and equipment                                   3,044,175         2,595,802
                                                                      ------------      ------------
                                                                         3,789,619         5,419,688
Less accumulated depreciation                                            2,127,155         2,978,526
                                                                      ------------      ------------
                                                                         1,662,464         2,441,162
                                                                      ------------      ------------
Investments in and advances to joint ventures                                   --         1,242,240
                                                                      ------------      ------------
Land held for investment, at cost                                        1,857,300         1,857,300
                                                                      ------------      ------------

Other
     Prepaid expenses                                                    1,713,099         1,075,934
     Unamortized debt issuance costs                                       392,752           661,429
     Other assets                                                        2,384,853         2,776,732
                                                                      ------------      ------------
                                                                         4,490,704         4,514,095
                                                                      ------------      ------------

                  Total assets                                        $114,577,716      $102,040,903
                                                                      ============      ============

The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                          1999              2000
                                                       ------------      ------------

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Line of credit                                    $     10,000      $     10,000
     Mortgage notes payable                              20,415,730         4,306,372
     Accounts payable and accrued liabilities            10,022,048         8,555,721
     Customer deposits                                   10,190,140         4,583,143
     Senior notes                                        34,584,277        42,648,760
                                                       ------------      ------------
                  Total liabilities                      75,222,195        60,103,996
                                                       ------------      ------------

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares
           issued and outstanding - 1,863,649
           in 2000 and 1999 and 1,864,144 in 1998           186,365           186,365
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares
           issued and outstanding - 2,761,875
           in 2000 and 1999 and 2,761,375 in 1998           276,188           276,188
     Additional paid-in capital                          19,267,327        19,267,327
     Retained earnings                                   19,625,641        22,207,027
                                                       ------------      ------------
         Total shareholders' equity                      39,355,521        41,936,907
                                                       ------------      ------------
         Total liabilities and shareholders'
               equity                                  $114,577,716      $102,040,903
                                                       ============      ============

The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                            2000               1999               1998
                                                       ------------       ------------       ------------

Revenues
    Sales of homes                                     $ 91,989,406       $ 77,454,410       $ 82,736,768
    Sales of land                                            15,000                 --              8,500
    Other operating revenues                                 73,115          2,003,522          3,873,699
    Gain on sale of property and equipment, net             930,872          3,745,618                 --
    Gain on sales of land held for investment and
      other assets, net                                          --          2,305,603          1,225,190
    Interest, rentals and other income                    2,646,882          2,426,739          3,221,183
                                                       ------------       ------------       ------------
                                                         95,655,275         87,935,892         91,065,340
                                                       ------------       ------------       ------------
Costs and expenses
    Cost of homes                                        82,939,937         70,308,875         71,420,904
    Inventory valuation adjustment                               --          4,860,636                 --
    Cost of land sold                                        11,603                 --              2,097
    Loss on joint venture investment                             --          1,430,083                 --
    Costs relating to other operating revenues              190,475          1,892,866          3,289,012
    Selling, general and administrative expenses         15,054,416         14,074,117         15,095,165
    Interest costs incurred                               6,003,735          6,888,691          8,764,448
    Interest capitalized (deduct)                        (5,963,505)        (6,477,555)        (7,588,039)
                                                       ------------       ------------       ------------
                                                         98,236,661         92,977,713         90,983,587
                                                       ------------       ------------       ------------
Net income (loss)                                      $ (2,581,386)      $ (5,041,821)      $     81,753
                                                       ============       ============       ============
Net income (loss) per Class A and Class B
  common share available for common
  stockholders - Basic and Diluted                     $       (.56)      $      (1.09)      $        .02
                                                       ============       ============       ============
Weighted average number of common stock
  outstanding - Basic and Diluted                         4,625,524          4,625,524          4,625,524
                                                       ============       ============       ============


The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       COMMON STOCK
                                  -------------------------------------------------------
                                          CLASS A                        CLASS B                 ADDITIONAL
                                  --------------------------       -----------------------        PAID-IN             RETAINED
                                    SHARES           AMOUNT         SHARES         AMOUNT         CAPITAL            EARNINGS
                                  ----------       ---------       ---------      --------      -----------      ---------------
Balance at January 1, 1998         1,864,149       $ 186,415       2,761,375      $276,138       19,267,327      $    27,167,095

Net income for 1998                       --              --              --            --               --               81,753
                                  ----------       ---------       ---------      --------      -----------      ---------------

Balance at December 31, 1998       1,864,149       $ 186,415       2,761,375      $276,138       19,267,327      $ 1,227,248,848

Net loss for 1999                         --              --              --            --               --           (5,041,821)

Stock conversion                        (500)            (50)            500            50               --                   --
                                  ----------       ---------       ---------      --------      -----------      ---------------

Balance at December 31, 1999       1,863,649       $ 186,365       2,761,875      $276,188      $19,267,327      $    22,207,027

Net loss for 2000                         --              --              --            --               --           (2,581,386)

Balance at December 31, 2000       1,863,649       $ 186,365       2,761,875      $276,188      $19,267,327      $    19,625,641
                                  ==========       =========       =========      ========      ===========      ===============




The accompanying notes are an integral part of this statement.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,


                                                                          2000               1999              1998
                                                                      ------------       ------------       ------------

Cash flows from operating activities
     Net income (loss)                                                $ (2,581,386)      $ (5,041,821)      $     81,753
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
         Depreciation                                                      312,585            892,446          1,320,976
         Amortization                                                      481,194            759,715            785,769
         Gain on sales of property, equipment and land
             held for investment, net                                     (970,289)        (6,051,221)        (1,225,190)
         Inventory valuation adjustment                                         --          4,860,636                 --
         Loss on joint venture investment                                       --          1,430,083                 --
      (Increase) decrease in operating assets
         Receivables                                                       262,240            691,044           (685,961)
         Income taxes receivable                                                --                 --            765,437
         Inventories                                                    14,578,211         17,601,052         (3,651,987)
         Other assets                                                      (35,200)           878,440          1,121,158
     Increase (decrease) in operating liabilities
           Accounts payable and accrued liabilities                        363,912         (3,109,137)        (1,476,633)
           Customer Deposits                                             2,914,842           (512,039)        (1,293,963)
                                                                      ------------       ------------       ------------
           Total adjustments                                            17,907,495         17,441,019         (4,340,394)
                                                                      ------------       ------------       ------------
     Net cash provided by (used in) operating activities                15,326,109         12,399,198         (4,258,641)
                                                                      ------------       ------------       ------------
Cash flows from investing activities
     Return from joint ventures                                          1,242,240            616,273          1,206,404
     Acquisition of project, net of cash acquired                      (22,672,617)                --                 --
     Capital expenditures                                               (1,109,945)          (694,787)        (1,084,857)
     Sales of property and equipment and land held
      for investment                                                     2,364,530         20,661,638          2,354,403
                                                                      ------------       ------------       ------------
         Net cash provided by (used in) investing activities           (20,175,792)        20,583,124          2,475,950
                                                                      ------------       ------------       ------------
Cash flows from financing activities
     Proceeds from mortgage notes                                       28,631,913          1,575,101          3,750,000
     Payment of mortgage notes                                         (12,522,555)       (13,239,114)          (218,060)
     Repurchase of senior notes                                         (8,260,000)       (13,168,000)       (11,022,000)
                                                                      ------------       ------------       ------------
Net cash provided by (used in) investing activities                      7,849,358        (24,832,013)        (7,490,060)
                                                                      ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                     2,999,675          8,150,309         (9,272,751)

Cash and cash equivalents at beginning of year                          18,708,081         10,557,772         19,830,523
                                                                      ------------       ------------       ------------
Cash and cash equivalents at end of year                              $ 21,707,756       $ 18,708,081       $ 10,557,772
                                                                      ============       ============       ============
Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest (net of amount capitalized)                             $  1,358,648       $    820,159       $  1,620,812
     Income taxes                                                     $         --       $         --       $      2,627

The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION

     BASIS OF PRESENTATION AND BUSINESS

     The consolidated financial statements include the accounts of Oriole Homes Corp. and all wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions, if any, have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

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

     INVENTORIES

     Inventories are carried at land cost, plus accumulated development and construction costs (including capitalized interest and real estate taxes). Homes which are completed and being held for sale aggregate approximately $8,213,000 in 2000 and $10,200,000 in 1999. The accumulated costs of land and homes is not in excess of estimated fair value less cost to sell. Estimated fair value less cost to sell is based upon sales and backlog in the normal course of business less estimated cost to complete and dispose of the property. The Company's management, on a continuous basis, reviews individual projects in inventory for potential adjustments to fair value.

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

     NET INCOME (LOSS) PER SHARE

     Net income (loss) per common share is computed by dividing net income
     (loss) by the weighted average shares outstanding during each year. The computation of diluted net income (loss) per share includes all dilutive common stock equivalents in the weighted average shares outstanding during each year, except in loss years when their inclusion would be antidilutive.

     ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $2,557,809, $1,584,483
     and $2,079,033, respectively.

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

     NOTE B - ACQUISITION

     On August 8, 2000, pursuant to a Purchase and Sale Agreement and a Builder's Agreement dated as of the same date between a wholly owned subsidiary of the Company (OH Investments, Inc.) and the Seller, the Company acquired a real estate project known as the "Vizcaya Project". This community consists of 504 single-family units being marketed to active adults at least 55 years of age. The Seller is a homebuilder with operations in Southeast Florida.

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

      Among other things, the acquisition resulted in the delivery of 70 homes producing aggregate revenue of approximately $13.1 million and net income of $401,000 for the period ended December 31, 2000. The backlog at December 31, 2000 related to the Vizcaya Project is 123 homes having an aggregate value of $23,972,656.

      Unaudited pro forma consolidated revenues and net loss of the Company, giving effect to the acquisition of the Vizcaya Project as if it had occurred on January 1, 2000, equal revenues of $108,695,587 and a loss of $2,216,106 for the year ended December 31, 2000. These pro forma results do not include any adjustments and do not purport to be indicative of the actual results of operations that would have been reported had the acquisition of the Vizcaya Project actually occurred on January 1, 2000.

     NOTE C - MORTGAGE NOTES

     First and second mortgage notes receivable bear interest at rates ranging from 7.75% to 10.0%. The Company's receivables are primarily mortgages, which are collateralized by real estate. The amounts were paid in full during 2000.

     NOTE D - INVENTORIES

     Information related to the interest component capitalized in the Company's inventories is as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                    2000              1999               1998
                                                                -----------      ------------       ------------
         Interest capitalized in inventories, beginning of
         period                                                 $10,593,706      $ 14,221,491       $ 12,626,682

         Interest capitalized                                     5,963,505         6,477,555          7,588,039

         Interest expensed to cost of sales - operations          5,971,739        (6,480,654)        (5,993,230)

         Interest expensed - valuation adjustment                        --        (3,624,686)                --
                                                                -----------      ------------       ------------

         Interest capitalized in inventories, end of
         period                                                 $10,585,472      $ 10,593,706       $ 14,221,491
                                                                ===========      ============       ============




     NOTE E - INVENTORY AND FIXED ASSET VALUATION ADJUSTMENTS

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

     In this regard, the Company recorded in the second and fourth quarters of 1999, non-cash valuation adjustments totaling $2,480,695 and $2,379,941 respectively or $.54 and $.42 per common share, respectively. These adjustments reduced certain inventory to estimated fair value less cost to sell. The inventory adjustments pertained to land inventory for approximately 344 unsold housing units located in four developments.

     NOTE F - LIFE INSURANCE

     The Company has purchased life insurance on the lives of two of its officers and their spouses who own significant shares of common stock of the Company. An irrevocably designated trustee of the officers is the beneficiary. Upon the death of the officers or termination of the policies, the Company shall receive an amount equal to the aggregated premiums paid less any policy loans and unpaid interest or cash withdrawals received by the Company. The accumulated premiums paid by the Company on the above policies through the years ended December 31, 2000 and 1999 were $1,160,466 and $1,007,713, respectively, and are classified as other assets.

     In connection with the policies, the Company has an option with the officers to acquire all or any part of the Class A or Class B common stock of the Company owned by such individuals at the market price of such securities at the time of their death.

     NOTE G - INVESTMENT IN JOINT VENTURE

     The Company had one investment in a joint venture in 1999. The joint venture constructed and sold homes. During the year ended December 31, 1999, there was no advance from the Company to the joint venture. In January, 2000, the Company received $1,242,240 from the sale of its remaining lots. The balance of the Company's investment of $1,430,183 was unrecoverable and was written off as of December 31, 1999.

     NOTE H - LINE OF CREDIT

     The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At December 31, 2000, $9,990,000 was available under this line of credit. The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and only requires monthly interest payments. The loan agreement, among other things, restricts the Company from incurring additional debt and requires a consolidated tangible net worth (as amended) of not less than $37,000,000. The loan agreement expires June 30, 2001.

     The average interest rate and balance outstanding for the revolving line of credit payable to the bank, based on a weighted average, is as follows:

                                                 2000             1999
                                               ----------       ----------
         Daily average outstanding
           borrowings                          $   75,753       $   10,000

         Average interest rate during the
           period                                    11.0%             9.6%

         Interest rate at the end
           of the period                             11.0%            10.0%

         Maximum outstanding during the
           year                                $  510,000       $   10,000

     NOTE I - MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 2000 and 1999, are as follows:

                                                                                             2000                   1999
                                                                                         --------------          ----------
         Acquisition loan/mortgage note, interest at the specified LIBOR Market
         Rate Index plus 0.275% or the prime rate of the bank as selected each month by the Company. At December 31, 2000, the interest rate was 9.5%
         ; secured by certain land and improvements; accrued interest paid monthly and partial payments of principal to be made upon the delivery of homes. Principal must be paid in full at maturity on December 31,
         2001.                                                                             $2,167,046           $3,306,372



         Promissory note, dated July 21, 1999, interest at 8.0% principal and accrued interest due January 21, 2000. Promissory note of $1,000,000
         was paid in full on January 21, 2000.                                                     --            1,000,000


             Vizcaya Project mortgage note, interest at the prime rate of the bank. At December 31, 2000, the interest rate was 9.5%; secured by certain land and improvements; accrued interest paid monthly and partial payments of principal to be made upon delivery of homes.
         Principal must be paid in full at maturity on February 08, 2003.                   18,248,684                   --
                                                                                         --------------         -----------
                                                                                           $20,415,730          $ 4,306,372
                                                                                         ==============         ============


    On December 22, 1998, the Company entered into a Construction Loan Agreement with a bank providing for a loan totaling $6,750,000 (the "Loan") and a letter of credit facility in the amount of $200,000 in connection with the Company's acquisition of certain real property (the "Land") and the construction of single family residential homes thereon (the "Homes"). The Loan is comprised of a $3,750,000 acquisition loan (the "Acquisition Loan") relating to the purchase of the Land and a revolving credit facility in an amount of up to $3,000,000 outstanding at any time to be used to finance construction of the Homes (the "Revolving Loan"). At December 31, 2000, $2,167,046 was outstanding, none of which was attributable to the revolving credit facility.

    On August 8, 2000, in connection with the Vizcaya Project, a wholly owned subsidiary of the Company borrowed an aggregate principal amount of $26,787,200, of which $9,580,430 is for future construction costs (the "Vizcaya Loan"). The Vizcaya Loan is secured by real property and other assets acquired in connection with the acquisition of the Vizcaya Project. The Company has agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. Certain individual guarantors, not related to the Company, have agreed to jointly and severally guarantee the Vizcaya Loan. At December 31, 2001, $18,248,684 was outstanding.

NOTE J - INCOME TAXES

     Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement amounts and liabilities and their respective tax bases.

     As of December 31, 2000 and 1999, the significant components of the Company's deferred tax assets and liabilities were:

                                                                   2000               1999
                                                              ------------       ------------

         AMT credit carryover                                 $    113,877       $    113,877
         Federal net operating loss carryforward                 9,269,465          7,261,430
         State net operating loss carryforward                   2,286,892          1,962,063
         Inventory valuation adjustment                          1,715,847          3,019,334
         Reserve for warranties                                    334,472            572,170

         Percentage of completion                                  441,224             89,663

         Inventory capitalization                                   51,433            134,073
                                                              ------------       ------------
                      Total deferred tax asset, before
                        valuation allowance                     14,193,210         13,152,610

         Less valuation allowance                               12,092,561         11,045,277
                                                              ------------       ------------
                      Total deferred tax assets, net of
                        valuation allowance                      2,100,649          2,107,333
                                                              ------------       ------------
         Deferred expenses                                      (2,090,708)        (2,068,124)
         Accelerated depreciation                                   (9,941)           (39,209)
                                                              ------------       ------------
                      Total deferred tax liabilities            (2,100,649)        (2,107,333)
                                                              ------------       ------------
                      Net deferred tax (liability) asset      $         --       $         --
                                                              ============       ============



     The net change in the valuation allowance for the years ended December 31, 2000 and 1999 were increases of $1,047,284 and $2,082,368, respectively.

     The principal reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is the valuation allowance and the effects of state income taxes.

     At December 31, 2000, the Company has federal and state net operating loss carryforwards (NOLs) of $27,263,133 and $41,579,867, respectively. Of this amount, $6,128,138 of the federal NOLs expire in 2012 and $21,134,995 will begin to expire in 2018. The Company's state NOLs expire principally in the years 2012 through 2014. The complete realization of the value of the NOLs is dependent on various factors, including future profitability.

NOTE K - CUSTOMER DEPOSITS

     Certain customer deposits, pursuant to statutory regulations of the State of Florida or by agreement between the customer and the Company, are held in segregated bank accounts. At December 31, 2000 and 1999, cash in the amounts of approximately $3,631,248 and $416,000, respectively, was so restricted.

     The Company entered into an escrow agreement with a certain bank and the Division of Florida Land Sales and Condominiums which allows the Company to use customer deposits which were previously maintained in an escrow account. Deposits of up to $107,229 in 2000 and $357,000 in 1999, which could be released to the Company, are guaranteed by performance bonds aggregating $1,250,000 and $1,000,000 for 2000 and 1999.

NOTE L - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities include the following:

                                             2000            1999
                                          -----------      ----------
         Accounts payable                 $ 5,978,314      $3,903,935
         Accrued interest                   2,513,191       2,506,592
         Accrued warranties on homes          941,974       1,480,016
         Other accrued liabilities            588,569         665,178
                                          -----------      ----------

                                          $10,022,048      $8,555,721
                                          ===========      ==========

NOTE M - SENIOR NOTES

     Senior notes consist of the following:

                                                                     2000               1999
                                                                ------------       ------------
         12 1/2% senior notes due January 15, 2003 at par
              with an effective interest rate of 13.02%         $ 70,000,000       $ 70,000,000
         Repurchase of senior notes to be used as
              part of sinking fund                               (35,136,000)       (26,876,000)
         Unamortized discount                                       (279,723)          (475,240)
                                                                ------------       ------------

                                                                $ 34,584,277       $ 42,648,760
                                                                ============       ============


     On January 13, 1993, the Company issued 12 1/2% senior notes ("Senior Notes"), due January 15, 2003. The Senior Notes have a face value of $70,000,000 and were issued at a discount of $1,930,600. The Senior Notes are senior unsecured obligations of the Company subject to redemption at the Company's option on or after January 15, 2001 at 100% of the principal amount.

     Under the terms of the indenture ("Indenture"), the Company must make Senior Notes sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. As of December 31, 2000, the Company has satisfied the requirements of the sinking fund payments. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At December 31, 2000, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $77,350,000.

NOTE N - INCOME (LOSS) PER SHARE

     Included in diluted income per share are common stock equivalents relating to options to purchase 61,000 shares for 1998. In the years 2000 and 1999, options were excluded in the computation of loss per share as they would be antidilutive. Options to purchase 35,400 shares of common stock at prices ranging from $1.50 to $8.62 per share, which were outstanding during 2000, were not included in the computation of diluted per share data because the exercise prices were greater than the average market price of the common shares during such period.

NOTE O - STOCK OPTIONS

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

     Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and income
     (loss) per share would have been reduced to the proforma amounts indicated below.

                                                               2000                1999                1998
                                                       ----------------    ---------------     ---------------

        Net income (loss)           As reported        $  (2,581,386)      $   (5,041,821)       $    81,753
                                    Pro forma          $  (2,587,140)      $   (5,047,666)       $    70,936

        Basic income (loss)
         per share                  As reported        $        (.56)      $        (1.09)       $        .02
                                    Pro forma          $        (.56)      $        (1.09)       $        .02


     The fair value of each option grant is estimated on the date of grant using the binomial options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: expected volatility of 37.06, 37.59 and 36.52 percent; risk-free interest rate of 6.30, 5.91 and 6.91 percent; and expected life of 7.3, 6.3 and 5.8 years.

     A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                           2000                         1999                          1998
                                 --------------------------    ---------------------------    --------------------------
                                                 Weighted                        Weighted                      Weighted
                                                  Average                        Average                       Average
                                     Shares       Exercise         Shares        Exercise         Shares       Exercise
                                     (000)         Price           (000)          Price           (000)         Price
                                 --------------- -------------- --------------- -------------- -------------- -----------
         Outstanding at
           beginning of
           year                      71.3           $5.99             61.0           $7.06             92.3           $7.34

            Granted                   2.4            1.81             19.0            2.06              2.4            4.50
            Exercised                  --              --               --              --               --              --
            Forfeited                25.9            6.88              8.7            7.37             33.7             5.7
                                    -----           -----            -----           -----            -----           -----

         Outstanding
          at end of year             47.8           $5.08             71.3           $5.99             61.0           $ .17

         Options
          Exercisable
          at year
          end                        39.2           $5.77             52.3           $7.28             57.4           $7.28

         Weighted-
           average fair
           value of
           options
           granted
           during
           the year                    --           $1.27               --           $1.20               --           $2.49


The following information applies to options outstanding at December 31, 2000:

       Number outstanding                                      47,800
       Range of exercise prices                                $1.50 to $8.62
       Weighted-average exercise price                         $5.08
       Weighted-average remaining contractual life              2.86

NOTE P - COMMON STOCK

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

NOTE Q - LEASING ARRANGEMENTS

    RENTAL PROPERTIES

     In connection with certain developments, the Company leases recreation facilities. These leases are accounted for as operating leases.

     The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 2000 and 1999:

                                                      2000                  1999
                                                  ----------            ----------
         Land                                     $   81,379            $  152,448
         Buildings                                   664,065             2,671,438
                                                  ----------            ----------
                                                     745,444             2,823,886

         Less accumulated depreciation               582,198             1,478,276
                                                  ----------            ----------
                                                  $  163,246            $1,345,610
                                                  ==========            ==========


     On June 30, 1999, the Company sold a 480 rental apartment complex for $19.0 million, which resulted in a gain on sale of property and equipment in the amount of $3.75 million.

     The approximate future minimum rental income expected under these leases as of December 31, 2000 is $31,626 annually through the year 2005. Subsequently, the leases are subject to rental escalations for cost of living and expire through various periods ending 2019, 2021 and 2069.

    OFFICE AND OTHER LEASES

     The Company leases its headquarters office, a warehouse and certain model homes under lease agreements extending through 2003, with options to renew for up to five years, accounted for as operating leases. The approximate future minimum rental payments as of December 31, 2000 are as follows:

                                    2001           $   439,715
                                    2002               450,522
                                    2003               223,560
                                                   -----------
                                                   $ 1,113,797
                                                   ===========

     Total rent expense, including common area maintenance expenses, for each of the years ended December 31, 2000, 1999 and 1998 amounted to approximately $360,000, $384,000 and $366,000, respectively.

NOTE R - DEFERRED COMPENSATION PLAN

     The Company has a defined contribution plan (the "Plan") established pursuant to Section 401(k) of the Internal Revenue Code. Participant employees may elect to contribute up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations. The Company will match 25% of the participant's contributions, not to exceed 6% of the participant's annual compensation. The Company's contributions to the Plan amounted to $65,925 in 2000, $47,925 in 1999 and $44,688 in 1998.

NOTE S - FINANCIAL INSTRUMENTS

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

     MORTGAGE NOTES PAYABLE

     The carrying amount of the mortgage notes payable approximates fair value due to the interest rate not being significantly different from the current market rates available to the Company.

     SENIOR NOTES

     The Senior Notes are not listed on any exchange. Prices offered to the Company by individual holders and dealers in the Senior Notes are used to estimate fair value of the Company's Senior Notes. The estimated fair value of the outstanding Senior Notes at December 31, 2000 and 1999 is $ 32,772,160 and $41,399,040, respectively.

NOTE T - SEGMENT INFORMATION

     The Company has the following two reportable segments: home building and rental operations. The home building segment develops and sells residential properties and planned communities. On January 1, 1999, the rental operations segment consisted of 529 units in two separate properties. On June 30, 1999 the Company sold a 480 rental apartment complex.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies and other information. Segment net income or loss is based on income or loss from operations before income taxes, the cumulative effect of changes in accounting principles, and the allocation of selling, general or administrative costs.

     The following information about the two segments is for the years ended December 31, 2000, 1999 and 1998, in thousands (000).


                                                Home          Rental
                                              Building      Operations       Other        Total
                                              --------      ----------       -----        -----

         DECEMBER 31, 2000
         Revenues                              $  94,986            --      $  669      $  95,655
         Interest expense                          6,012            --          --          6,012
         Depreciation and amortization               476            --          --            476
         Segment net income (loss)                (2,822)           --         241         (2,581)
         Segment assets                          113,833            --         745        114,578
         Expenditures for segment assets           1,110            --          --          1,110

         DECEMBER 31, 1999
         Revenues                              $  81,613       $ 2,003      $4,320      $  87,936
         Interest expense                          6,892            --          --          6,892
         Depreciation and amortization             1,251           450           1          1,702
         Segment net income (loss)                (9,195)          111       4,042         (5,042)
         Segment assets                           99,876         1,734         431        102,041
         Expenditures for segment assets             695            --          --            695

         DECEMBER 31, 1998
         Revenues                              $  86,610       $ 3,874      $  581      $  91,065
         Interest expense                          7,170            --          --          7,170
         Depreciation and amortization             1,313           792           2          2,107
         Segment net income (loss)                  (740)          585         237             82
         Segment assets                          119,669        14,779         778        135,226
         Expenditures for  segment assets            689           396          --          1,085




     During 1999, the Company recorded valuation adjustments to its homebuilding segment in the amount of $6,290,719.

NOTE U - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

A summary of selected quarterly information for the years ended December 31 is as follows:



                                                                     1999 Quarter Ended
                                                ---------------------------------------------------------
                                                           (In thousands, except per share data)
                                                March 31(2)    June 30(3)  September 30    December 31(4)
                                                -----------    ----------  ------------    --------------
         Total revenue                            $28,462      $24,799      $ 16,172       $ 18,503
         Net income (loss) before taxes             1,079          109        (1,129)        (5,101)
         Net income (loss)                          1,079          109        (1,129)        (5,101)
         Net income (loss) per Class A and B
          common share - Basic & Diluted             0.23         0.03         (0.25)         (1.10)


                                                                     2000 Quarter Ended
                                                ---------------------------------------------------------
                                                           (In thousands, except per share data)
                                                 March 31       June 30    September 30    December 31(4)
                                                -----------    ----------  ------------    --------------


         Revenue                                  $ 17,202       $ 13,214       $21,667 (1)  $43,572 (1)
         Net income (loss) before taxes               (793)        (1,582)      (1,505)        1,299
         Net income (loss)                            (793)        (1,582)      (1,505)        1,299
         Net income (loss) per Class A and B
          common share - Basic & Diluted             (0.17)         (0.34)       (0.33)         0.28

         ---------------------------------------------------

         (1) Includes the acquisition of the Vizcaya Project, which contributed aggregate revenue of $4.2 million and $8.9 million in the third and forth quarters, respectively.

         (2)   Includes gain on sale of property of $1.9 million.

         (3) Includes a non-cash inventory valuation adjustment of $2.5 million and gain on the sale of a rental apartment complex of $3.75 million.

         (4) Includes a non-cash inventory valuation adjustment of $2.4 million and the write-down of a joint venture investment of $1.4 million.

NOTE V - RELATED PARTY TRANSACTIONS

     In December 2000 the Company sold and leased back nine model homes used by the Vizcaya Project from an entity controlled by certain officers/shareholders of the Company (the "Related Party"). In connection with this transaction, the results of operations for the fiscal year 2000 includes revenue of $1,953,810, rent expense of $18,630 and interest income of $3,925.

     The Related Party paid $1,365,010 in cash and issued a promissory note subordinate to the buyer purchase money loan in the amount of $588,800. Interest on the note of 8.0% per annum is payable monthly beginning December 30, 2000 and the principal must be paid in full no later than maturity on December 30, 2003.

     The selling prices of the model homes approximated fair market value.

NOTE W - COMMITMENTS AND CONTINGENCIES

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

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


     The management of Oriole Homes Corp. is responsible for the preparation of the accompanying consolidated financial statements and related information and for their integrity and objectivity. Management believes that the consolidated financial statements reasonably present the Company's financial position and results of operations in accordance with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on management's best estimates and judgments.

     The Board of Directors, through the Audit Committee, is responsible for ensuring that both management and the independent auditors fulfill their respective responsibilities with regard to the financial statements. The Audit Committee is composed of two non-management independent Directors. The Committee meets periodically with management and the independent auditors to assure that each is carrying out its responsibilities.

     The opinion of the independent auditors, based upon their audit of the consolidated financial statements, is contained in this annual report.

     Joseph Pivinski

     Vice President - Finance
     Chief Financial Officer

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS





Board of Directors

Oriole Homes Corp.



We have audited the accompanying consolidated balance sheets of Oriole Homes Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oriole Homes Corp. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Grant Thornton LLP

Miami, Florida

February 23, 2001

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

ITEM 11 EXECUTIVE COMPENSATION

      The information required by the Item 11 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders scheduled to be held on May 10, 2001.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders scheduled to be held on May 10, 2001.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is incorporated herein by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A, in conjunction with the Company's Annual Meeting of Shareholders scheduled to be held on May 10, 2001.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)      Financial Statements
         See Item 8

(b)   Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended December 31, 2000.

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

         10.33    Stock Option Agreement with Paul Lehrer dated May 12, 1999.

         10.34    Stock Option Agreement with George Richards dated May 12,
                  1999.

         10.35    Stock Option Agreement with Michael Rich dated October 4,
                  1999.

         10.36 Purchase and Sale Agreement between OH Investments, Inc. and Upjohn-Delray Limited Partnership dated August 8, 2000.

         10.37 Builder's Agreement between OH Investments, Inc and Centerline Homes at Delray, Inc. dated August 8, 2000.

         10.38 Master Loan Agreement between OH Investments, Inc. and Guaranty Federal Savings Bank, F.S.B. dated August 8, 2000.

         10.39 Acquisition Loan Agreement between Guaranty Federal Savings Bank, F.S.B. and OH Investments, Inc. dated August 8, 2000.

         10.40 Sale and Lease Back Agreement between OH Investments, Inc. and C.V.M.H. Inc.

         10.41 Lease (Specimen) between OH Investments, Inc. and C.V.M.H. Inc. dated December 1, 2000.

         10.42    Stock Option Agreement with Paul Lehrer dated May 10, 2000.

         10.43    Stock Option Agreement with George Richards dated May 10,
                  2000.

         22.1     List of Registrant's Subsidiaries.

         23.1     Consent of Grant Thornton LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ORIOLE HOMES CORP.

DATE  March 30, 2001                       /s/ R.D. LEVY
    ---------------------                  -----------------------------------
                                           R.D. Levy, Chairman of the Board,
                                           Chief Executive Officer, Director

DATE  March 30, 2001                       /s/ J. PIVINSKI
    ---------------------                  -----------------------------------
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

                                         MEMBERS OF THE BOARD OF DIRECTORS

DATE  March 30, 2001                       /s/ R.D. LEVY
    ---------------------                  -----------------------------------
                                           R.D. Levy, Chairman of the Board,
                                           Chief Executive Officer, Director

DATE  March 30, 2001                       /s/ HARRY A. LEVY
    ---------------------                  -----------------------------------
                                           Harry A. Levy, Director

DATE  March 30, 2001                       /s/ MARK LEVY
    ---------------------                  -----------------------------------
                                           Mark Levy, Chief Operating Officer,
                                           Director

DATE  March 30, 2001                       /s/ PAUL R. LEHRER
    ---------------------                  -----------------------------------
                                           Paul R. Lehrer, Director

DATE  March 30, 2001                       /s/ GEORGE R. RICHARDS
    ---------------------                  -----------------------------------
                                           George R. Richards, Director

                                  EXHIBIT INDEX

         Exhibit
         Number
         ------

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

         10.15 Stock Option Agreement with Richard D. Levy dated February 22, 1995.(21)

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

         10.32 Registrant's 1994 Stock Option Plan for Non-Employee Directors (filed as Exhibit B to the proxy statement dated April 5, 1994 for the Company's Annual Meeting of Shareholders held on May 9, 1994). (36)

         10.33    Stock Option Agreement with Paul Lehrer dated May 12, 1999.
                  (37)

         10.34 Stock Option Agreement with George Richards dated May 12, 1999. (38)

         10.35 Stock Option Agreement with Michael Rich dated October 4, 1999. (39)

         10.36 Purchase and Sale Agreement between OH Investments, Inc. and Upjohn-Delray Limited Partnership dated August 8, 2000.

         10.37 Builder's Agreement between OH Investments, Inc. and Centerline Homes at Delray, Inc. dated August 8, 2000.

         10.38 Master Loan Agreement between OH Investments, Inc. and Guaranty Federal Savings Bank, F.S.B. dated August 8, 2000.

         10.39 Acquisition Loan Agreement between Guaranty Federal Savings Bank, F.S.B. and OH Investments, Inc. dated August 8, 2000.

         10.40 Sale and Lease Back Agreement between OH Investments, Inc. and C.V.M.H. Inc. dated December 1, 2000.

         10.41 Lease (Specimen) between OH Investments, Inc. and C.V.M.H. Inc. dated December 1, 2000.

         10.42    Stock Option Agreement with Paul Lehrer dated May 10, 2000.

         10.43    Stock Option Agreement with George Richards dated May 10,
                  2000.

         10.44    Mortgage and Loan Modification and Extension Agreement.

         22.1     List of Registrant's Subsidiaries.

         23.1     Consent of Grant Thornton LLP.

                              EXHIBIT INDEX NOTES

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

         (33) Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         (34) Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         (35) Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         (36) Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         (37) Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         (38) Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         (39) Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.