Form 10-Q
period 2001-03-31
ORIOLE HOMES CORP
filed 2001-05-15
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    Form 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  March 31, 2001              Commission File No. 1-6963


                               ORIOLE HOMES CORP.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Florida                                59-1228702
-------------------------------------       ----------------------------------
 (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                    Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.                   33445
--------------------------------------------------              ---------------
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                Class                         Outstanding at May 11, 2001
-------------------------------------      -----------------------------------
Common Stock, Class A, par value $.10                1,863,649
Common Stock, Class B, par value $.10                2,761,875

          PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                   March 31,          December 31,
                                                     2001                 2000
                                                  (Unaudited)           (Audited)
                                                  ------------        ------------
Cash and cash equivalents                         $ 21,863,419        $ 21,707,756
                                                  ------------        ------------

Inventories
     Land                                           59,082,277          62,346,437
     Homes completed or under construction          32,222,933          34,445,028
     Model homes                                     4,246,928           4,310,488
                                                  ------------        ------------
                                                    95,552,138         101,101,953
     Less estimated costs of completion
               included in inventories              15,486,552          16,242,461
                                                  ------------        ------------
                                                    80,065,586          84,859,492
                                                  ------------        ------------

Property and equipment, at cost
     Land                                               81,379              81,379
     Buildings                                         458,855             664,065
     Furniture, fixtures and equipment               3,016,976           3,044,175
                                                  ------------        ------------
                                                     3,557,210           3,789,619
     Less accumulated depreciation                   2,089,506           2,127,155
                                                  ------------        ------------
                                                     1,467,704           1,662,464
                                                  ------------        ------------

Land held for investment, at cost                    1,898,910           1,857,300

Other
     Prepaid expenses                                1,745,082           1,713,099
     Unamortized debt issuance costs                   357,983             392,752
     Other assets                                    2,454,279           2,384,853
                                                  ------------        ------------
                                                     4,557,344           4,490,704
                                                  ------------        ------------
Total assets                                      $109,852,963        $114,577,716
                                                  ============        ============



See notes to the consolidated financial statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                       March 31,         December 31,
                                                         2001               2000
                                                     (Unaudited)          (Audited)
                                                     ------------        ------------
Liabilities
     Line of credit                                  $     10,000        $     10,000
     Mortgage notes payable                            15,488,285          20,415,730
     Accounts payable and accrued liabilities           8,145,217          10,022,048
     Customer deposits                                 13,895,218          10,190,140
     Senior notes                                      33,676,200          34,584,277
                                                     ------------        ------------
         Total liabilities                             71,214,920          75,222,195

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            1,863,649 in 2000 and in 1999                 186,365             186,365
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            2,761,875 in 2000 and in 1999                 276,188             276,188
     Additional paid-in capital                        19,267,327          19,267,327
     Retained earnings                                 18,908,163          19,625,641
                                                     ------------        ------------
         Total shareholders' equity                    38,638,043          39,355,521
                                                     ------------        ------------
Total liabilities and shareholders' equity           $109,852,963        $114,577,716
                                                     ============        ============




See notes to the consolidated financial statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                  ---------------------------------
                                                                      2001                 2000
                                                                  ------------         ------------
Revenues
     Sales of homes                                               $ 29,913,704         $ 16,076,626
     Other operating revenues                                               --               36,277
     Gain on sales of property and equipment
         and land held for investment, net                             102,218              527,139
     Interest, rentals and other income                                550,873              561,694
                                                                  ------------         ------------
                                                                    30,566,795           17,201,736
                                                                  ------------         ------------

Costs and expenses
     Cost of homes sold                                             26,855,743           14,125,361
     Costs relating to other operating revenues                          5,903               75,184
     Selling, general and administrative expenses                    4,422,626            3,753,733
     Interest costs incurred                                         1,787,010            1,437,278
     Interest capitalized (deduct)                                  (1,787,010)          (1,397,048)
                                                                  ------------         ------------
                                                                    31,284,272           17,994,508
                                                                  ------------         ------------

Net (loss)                                                        $   (717,477)        $   (792,772)
                                                                  ============         ============

Net (loss) per Class A and B common share
     available for common stockholders - Basic and Diluted        $       (.16)        $       (.17)
                                                                  ============         ============
Weighted average number of common stock
     outstanding - Basic and Diluted                                 4,625,524            4,625,524
                                                                  ============         ============



See notes to consolidated financial statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        Three Months Ended
                                                                           March 31,
                                                                 ---------------------------------
                                                                     2001                 2000
                                                                 ------------         ------------
Cash flows from operating activities
     Net (loss)                                                  $   (717,477)        $   (792,772)

      Adjustments to reconcile net (loss) to net
       cash provided by (used in) operating activities
         Depreciation                                                 113,430              122,146
         Amortization                                                  62,067              120,406
         Gain on sales of property and equipment
            and land held for investment, net                        (115,134)            (527,139)
     (Increase) decrease in operating assets
         Receivables                                                       --              261,875
         Inventories                                                4,800,873            2,214,929
         Other assets                                                (107,784)             191,522
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                  (1,876,832)            (843,645)
         Customer deposits                                          3,705,078            1,034,405
                                                                 ------------         ------------
            Total adjustments                                       6,581,698            2,574,499
                                                                 ------------         ------------
                Net cash provided by operating activities           5,864,221            1,781,727
                                                                 ------------         ------------

Cash flows from investing activities
     Return on investment in joint ventures                                --            1,242,240
     Capital expenditures                                             (49,113)            (778,316)
     Proceeds from the sale of property and equipment and
         land held for investment                                     197,000            1,092,999
                                                                 ------------         ------------

                Net cash provided by investing activities             147,887            1,556,923
                                                                 ------------         ------------

Cash flows from financing activities
     Proceeds from mortgage notes                                   4,071,615              394,243
     Payment of mortgage notes                                     (8,999,060)          (1,570,166)
     Repurchase of senior notes                                      (929,000)          (1,545,000)
                                                                 ------------         ------------
                Net cash (used in) financing activities            (5,856,445)          (2,720,923)
                                                                 ------------         ------------

Net increase in cash and cash equivalents                             155,663              617,727

Cash and cash equivalents at beginning of period                   21,707,756           18,708,081
                                                                 ------------         ------------

Cash and cash equivalents at end of period                       $ 21,863,419         $ 19,325,808
                                                                 ============         ============

Supplemental disclosures of cash flow information
Cash paid during the period for:

     Interest (net of amount capitalized)                        $    900,945         $  1,432,045
     Income taxes                                                $         --         $         --



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of March 31, 2001 and the related statements of operations and cash flows for the three months ended March 31, 2001 and 2000 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

       Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report on Form 10K.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire year. The Company allocates certain costs to units delivered based upon estimates of the number of units projected to be delivered and the associated timing of the deliveries. When it becomes apparent that the number of deliveries in a project will vary significantly from the estimates, the Company will revise these cost allocations, which will affect results of operations.

       The Company's consolidated statements of operations for the three-month period ended March 31, 2001 includes revenue and expenses of the Vizcaya project acquired in August of 2000. Accordingly, the results of operations for the three-month period ended March 31, 2001 are not directly comparable to the results of operations for the three-month period ended March 31, 2000.

3.          Backlog of contracts for sales of homes:

                                  March 31, 2001                  December 31, 2000
                          -----------------------------   --------------------------------
                             Units          Amounts            Units          Amounts
                          ---------   -----------------     ------------   ---------------
      Single-family         355         $ 83,718,127                 294         $63,914,626

      Multi-family          190           27,969,847                 166          24,047,090
                            ---         ------------         -----------         -----------

      Total                 545         $111,687,974                 460         $87,961,716
                            ===         ============         ===========         ===========


       The Vizcaya project contributed 128 of the 545 total units and $24.8 million of the $111.7 million backlog as at March 31, 2001.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     Senior Notes

       On January 13, 1993, the Company issued 12 1/2% senior notes ("Senior Notes"), due January 15, 2003. The Senior Notes have a face value of $70,000,000 and were issued at a discount of $1,930,600. The Senior Notes are senior unsecured obligations of the Company currently subject to redemption at the Company's option at 100% of the principal amount.

       Under the terms of the indenture ("Indenture"), the Company must make sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. As of December 31, 2000, the Company had satisfied the requirements of each of the sinking fund payments. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At March 31, 2001, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $78,784,000.

5.     Line of Credit

       The Company may borrow up to $10,000,000 at an interest rate of prime plus 1.5% under a revolving loan agreement (line of credit) with a bank, secured by a mortgage on certain real property. At March 31, 2001, $9,990,000 was available under this line of credit. The loan agreement expires June 30, 2001 and the Company anticipates it will be able to further extend the line of credit on terms comparable to the current arrangement or obtain a replacement credit facility if necessary.

       The line of credit can be used to finance ongoing development and construction of residential real estate and short-term capital needs and only requires monthly interest payments. The loan agreement contains typical restrictions and covenants, the most restrictive of which are:

       a. the Company shall maintain, at all times through the life of the loan, a consolidated tangible net worth of not less than $37,000,000; and

       b.     the Company's ability to incur additional debt is restricted.


6.     Mortgage Notes

       On August 8, 2000, in connection with the Vizcaya project, a wholly owned subsidiary of the Company borrowed an aggregate principal amount of $26,787,200, of which $9,580,430 is for future construction costs (the "Vizcaya Loan"). The Vizcaya Loan is evidenced by a mortgage note, which is due on February 8, 2003 and bears interest at a floating rate equal to the Prime Rate, currently 7.5% per annum. The Vizcaya Loan is secured by real property and other assets acquired in connection with the acquisition of the Vizcaya project. The Company has agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. Certain individual guarantors, not related to the Company, have agreed to jointly and severally guarantee the Vizcaya Loan.

7.     Income taxes

       At March 31, 2001, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

8.     Segment information

       The Company has the following two reportable segments: home building and rental operations. The home building segment develops and sells residential properties and planned communities. The rental operations segment consists of no units at March 31, 2001 and 32 units at March 31, 2000. Selected segment information is set forth below (in thousands):

                                         Three Months Ending
                                              March 31,
                                        ------------------------
                                         2001             2000
                                           $                $
                                        -------          -------
      Revenues

          Home Building                  30,450           17,060
          Rental Operations                  --               36
          Other                             117              106
                                        -------          -------
          Total                          30,567           17,202
                                        =======          =======

      Segment net income (loss)
          Home Building                    (795)            (799)
          Rental Operations                 (--)             (39)
          Other                              78               45
                                        -------          -------
          Total                            (717)            (793)
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

RESULTS OF OPERATIONS

         The Company's consolidated statements of operations for the three months ended March 31, 2001 includes the results of operations of the Vizcaya project acquired on August 8, 2000. Accordingly, the results of operations for the three-month period ended March 31, 2001 are not directly comparable to the results of operations for the three-month period ended March 31, 2000.

         Among other things, the acquisition contributed the delivery of 62 homes producing aggregate revenue of $12.6 million and net income of $643,000 to results for the three-month period ended March 31, 2001. The backlog at March 31, 2001 related to the Vizcaya project is 128 homes having aggregate revenue of $24.8 million.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         The Company's revenues from home sales increased $13.8 million (81.3%) to $29.9 million during the first quarter of 2001 as compared to the comparable quarter of 2000 primarily as a result of an increase in the number of homes delivered. Oriole delivered 167 homes in the 2001 first quarter compared to 97 in the same period in 2000. The average selling price of homes delivered increased from $165,700 per home to $179,000 primarily as a result of the higher selling prices of homes that were part of the Vizcaya project. The number of contracts signed at 252 and the aggregate dollar value of those contracts at $53.6 million increased in the 2001 first quarter from 193 and $30.3 million, respectively, from the same period in 2000, primarily due to the Vizcaya project and the initial phase of a multi-family condominium project with The Celebration Company, a subsidiary of The Walt Disney Company.

         Non-homebuilding revenues decreased to $102,218 during the quarter ended March 31, 2001 from $527,139 in the quarter ended March 31, 2000, primarily because of reduced revenues from the sale of investment properties and the absence of rental revenues from rental properties sold by the Company in the first quarter of 2000. Interest, rentals and other income decreased slightly during the first quarter of 2001 as compared to the same period in 2000.

         Cost of home sales increased to $26.9 million (90.8%) from $14.1 million in 2000 primarily as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of sales increased to 89.8% from 87.9% in the first quarter of 2001 primarily due to the Company's decision to reduce sales prices on certain remaining homes to close out completed communities.

         Selling, general and administrative expenses increased $0.7 million in dollar value and decreased as a percentage of revenues to 14.5% from 22.0% as compared to the same period in 2000 due to increased selling costs associated with the $13.4 million increase in revenues.

         The Company incurred a net loss for the quarter ended March 31, 2001 of $717,000 or $.16 per share compared to a net loss of $793,000 or $0.17 per share during the same period in 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $.4 million to $1.1 million in the first quarter of 2001 as compared to the same period in 2000.

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

         During the first three months of 2001, the Company used a portion of available cash to purchase $0.9 million of senior notes and to pay down $9.0 million of mortgage notes. At March 31, 2001, the Company had approximately $21.9 million in cash and cash equivalents and the availability of substantially all of its $10.0 million revolving line of credit. The line of credit expires June 30, 2001. The Company anticipates that it will be able to further extend the line of credit on terms comparable to the existing line or obtain a replacement credit facility if necessary. The Company believes that funds from operations, available cash and cash available under its line of credit will be sufficient to provide for its cash requirements through March 31, 2002.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8K

(a)    Exhibits

        None

(b) There were no reports on Form 8-K filed for the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ORIOLE HOMES CORP.
                                      (Registrant)



DATE:    MAY 14, 2001                 /s/ R.D. LEVY
--------------------------            ---------------------------------------
                                      R.D. Levy,
                                      Chairman of the Board,
                                      Chief Executive Officer,
                                      Director

DATE:    MAY 14, 2001                 /s/ J. PIVINSKI
---------------------------           ---------------------------------------
                                      J. Pivinski, Vice President - Finance,
                                      Treasurer, Chief Financial Officer