Form 10-Q
period 2001-06-30
ORIOLE HOMES CORP
filed 2001-08-14
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    Form 10Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 2001               Commission File No. 1-6963


                               ORIOLE HOMES CORP.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Florida                                  59-1228702
---------------------------------       ---------------------------------------
 (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.                     33445
--------------------------------------------------                   ----------
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

                Class                          Outstanding at July 13, 2001
-------------------------------------      -----------------------------------
Common Stock, Class A, par value $.10                    1,863,649
Common Stock, Class B, par value $.10                    2,761,875

          PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                       June 30,               December 31,
                                                         2001                     2000
                                                      (Unaudited)               (Audited)
                                                      ------------            ------------
Cash and cash equivalents                             $ 16,971,305            $ 21,707,756
                                                      ------------            ------------

Inventories
     Land                                               57,211,454              62,346,437
     Homes completed or under construction              39,788,472              34,445,028
     Model homes                                         4,247,717               4,310,488
                                                      ------------            ------------
                                                       101,247,643             101,101,953
     Less estimated costs of completion
               included in inventories                  14,902,624              16,242,461
                                                      ------------            ------------
                                                        86,345,019              84,859,492
                                                      ------------            ------------

Property and equipment, at cost
     Land                                                   81,379                  81,379
     Buildings                                             458,855                 664,065
     Furniture, fixtures and equipment                   3,012,222               3,044,175
                                                      ------------            ------------
                                                         3,552,456               3,789,619
     Less accumulated depreciation                       2,133,166               2,127,155
                                                      ------------            ------------
                                                         1,419,290               1,662,464
                                                      ------------            ------------


Land held for investment, at cost                        1,898,910               1,857,300

Other
     Prepaid expenses                                    2,031,631               1,713,099
     Unamortized debt issuance costs                       312,033                 392,752
     Other assets                                        2,733,512               2,384,853
                                                      ------------            ------------
                                                         5,077,176               4,490,704
                                                      ------------            ------------
Total assets                                          $111,711,700            $114,577,716
                                                      ============            ============



        The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                            June 30,             December 31,
                                                              2001                  2000
                                                          (Unaudited)             (Audited)
                                                         ------------            ------------
Liabilities
     Line of credit                                      $         --            $     10,000
     Mortgage notes payable                                15,317,189              20,415,730
     Accounts payable and accrued liabilities               9,476,504              10,022,048
     Customer deposits                                     16,089,768              10,190,140
     Senior notes                                          33,463,364              34,584,277
                                                         ------------            ------------
         Total liabilities                                 74,346,825              75,222,195

Shareholders' equity
     Class A common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            1,863,649 in 2001 and 2000,
            respectively                                      186,365                 186,365
     Class B common stock, $.10 par value
         Authorized - 10,000,000 shares,
           issued and outstanding -
            2,761,875 in 2001 and 2000,
            respectively                                      276,188                 276,188
     Additional paid-in capital                            19,267,327              19,267,327
     Retained earnings                                     17,634,995              19,625,641
                                                         ------------            ------------
         Total shareholders' equity                        37,364,875              39,355,521
                                                         ------------            ------------
Total liabilities and shareholders' equity               $111,711,700            $114,577,716
                                                         ============            ============




        The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                       Six Months Ended                      Three Months Ended
                                                          June 30,                               June 30,
                                                -------------------------------       -------------------------------
                                                    2001               2000               2001               2000
                                                ------------       ------------       ------------       ------------
Revenues
     Sales of homes                             $ 52,041,751       $ 28,532,546       $ 22,128,047       $ 12,455,920
     Other operating revenues                             --             56,779                 --             20,502
     Gain (loss) on sale of land held for
         investment and other assets, net             95,568            674,740             (6,650)           147,601
     Interest, rentals and other income            1,102,919          1,151,278            552,046            589,584
                                                ------------       ------------       ------------       ------------
                                                  53,240,238         30,415,343         22,673,443         13,213,607
                                                ------------       ------------       ------------       ------------

Costs and expenses
     Cost of homes sold                           47,185,238         25,704,441         20,329,495         11,579,080
     Costs relating to other
         operating revenues                            4,502            130,362             (1,401)            55,178
     Selling, general and
         administrative expenses                   8,041,144          6,915,460          3,618,518          3,161,727
     Interest costs incurred                       3,427,429          2,744,269          1,640,419          1,306,991
     Interest capitalized (deduct)                (3,427,429)        (2,704,039)        (1,640,419)        (1,306,991)
                                                ------------       ------------       ------------       ------------
                                                  55,230,884         32,790,493         23,946,612         14,795,985
                                                ------------       ------------       ------------       ------------
Net loss                                        $ (1,990,646)      $ (2,375,150)      $ (1,273,169)      $ (1,582,378)
                                                ============       ============       ============       ============
Net loss per Class A and B
     common share available for common
     stockholders - Basic and Diluted           $       (.43)      $       (.51)      $       (.27)      $       (.34)
                                                ============       ============       ============       ============
Weighted average number of common
     stock outstanding - Basic and Diluted         4,625,524          4,625,524          4,625,524          4,625,524
                                                ============       ============       ============       ============



        The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Six Months Ended
                                                                          June 30,
                                                                 -------------------------------
                                                                     2001               2000
                                                                 ------------       ------------
Cash flows from operating activities
     Net loss                                                    $ (1,990,646)      $ (2,375,150)

      Adjustments to reconcile net (loss) to net
       cash provided by (used in) operating activities
         Depreciation                                                 230,461            248,812
         Amortization                                                 135,955            315,279
         Gain on sales of property and equipment
            and land held for investment, net                        (112,144)          (674,740)
     (Increase) decrease in operating assets
         Receivables                                                       --            262,240
         Inventories                                               (1,527,137)           137,030
         Other assets                                                (672,340)            53,380
     Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                    (545,544)          (115,113)
         Customer deposits                                          5,899,628          2,636,495
                                                                 ------------       ------------
            Total adjustments                                       3,408,879          2,863,383
                                                                 ------------       ------------
                Net cash provided by operating activities           1,418,233            488,233
                                                                 ------------       ------------

Cash flows from investing activities
     Return on investment in joint ventures                                --          1,242,240
     Capital expenditures                                            (104,278)          (876,584)
     Proceeds from the sale of property and equipment and
         land held for investment                                     229,135          1,495,385
                                                                 ------------       ------------
                Net cash provided by investing activities             124,857          1,861,041
                                                                 ------------       ------------

Cash flows from financing activities
     Proceeds of mortgage notes                                     9,110,005            394,243
     Payment of mortgage notes                                    (14,208,546)        (1,603,157)
     Repayment of line of credit                                      (10,000)                --
     Repurchase of senior notes                                    (1,171,000)        (6,622,000)
                                                                 ------------       ------------
                Net cash used in financing activities              (6,279,541)        (7,830,914)
                                                                 ------------       ------------
Net decrease in cash and cash equivalents                          (4,736,451)        (5,481,640)

Cash and cash equivalents at beginning of period                   21,707,756         18,708,081
                                                                 ------------       ------------
Cash and cash equivalents at end of period                       $ 16,971,305       $ 13,226,441
                                                                 ============       ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest (net of amount capitalized)                        $     15,169       $    396,518
     Income taxes                                                $         --       $         --



        The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 30, 2001 and the related statements of operations and cash flows for the three months and six months ended June 30, 2001 and 2000 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three months and the six months ended June 30, 2001 are not necessarily indicative of the results for the entire year. The Company allocates certain costs to units delivered based upon estimates of the number of units projected to be delivered and the associated timing of the deliveries. When it becomes apparent that the number of deliveries in a project will vary significantly from the estimates, the Company will revise these cost allocations, which will affect results of operations.

       The Company's consolidated statements of operations for the three- and six-month periods ended June 30, 2001 include revenues and expenses of the Vizcaya Project, which was acquired in August 2000. Accordingly, the results of operations for the three- and six-month periods ended June 30, 2001 are not directly comparable to the results of operations for the three- and six-month periods ended June 30, 2000.

3.     Backlog of contracts for sales of homes:


                                      June 30, 2001                       December 31, 2000
                             -----------------------------------     ------------------------------
                                 Units             Amounts              Units          Amounts
                             ---------------   -----------------     ------------   ---------------
         Single-family            431            $103,617,085            294            $63,914,626
         Multi-family             192              29,589,105            166             23,047,090
                                  ---            ------------            ---            -----------
         Total                    623            $133,206,190            460            $87,961,716
                                  ===            ============            ===            ===========

       The Vizcaya Project contributed 156 of the 623 total homes and $30.6 million of the $133.2 million backlog at June 30, 2001, as compared to 123 of 460 total homes and $24.0 million of the $88.0 million backlog at December 31, 2000.

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

       Under the terms of the indenture ("Indenture"), the Company must make sinking fund payments of $17,500,000 by January 15, 2001 and January 15, 2002. As of June 30, 2001, the Company had satisfied the requirements of each of the sinking fund payments. The Indenture also contains provisions restricting the amount and type of indebtedness the Company may incur, the purchase by the Company of its stock and the payment of cash dividends. At June 30, 2001, the payment of cash dividends is prohibited and will be restricted until the Company posts cumulative net income in excess of $80,057,169.

       On July 16, 2001, the Company effected an optional redemption of the Senior Notes. See Note 10 below.

5.     Line of credit

       At June 30, 2001, the Company had decided not to renew its $10,000,000 Revolving Line of Credit facility and to rely, instead, on its available cash and new credit facilities discussed at Note 10.

6.     Mortgage Notes

       On August 8, 2000, in connection with the Vizcaya project, a wholly owned subsidiary of the Company borrowed an aggregate principal amount of $26,787,200; of which $9,580,430 is for future construction costs (the "Vizcaya Loan"). The Vizcaya Loan is evidenced by a mortgage note, which is due on February 8, 2003 and bears interest at a floating rate equal to the Prime Rate, currently 6.75% per annum. The Vizcaya Loan is secured by real property and other assets acquired in connection with the acquisition of the Vizcaya project. The Company has agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. Certain individual guarantors, not related to the Company, have agreed to jointly and severally guarantee the Vizcaya Loan.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     Income taxes

       At June 30, 2001, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

8.     Segment information

       The Company has the following two reportable segments: home building and rental operations. The home building segment develops and sells residential properties and planned communities. The rental operations segment consists of no units at June 30, 2001 and 23 units at June 30, 2000. Selected segment information is set forth below (in thousands):


                                                 Six Months Ending              Three Months Ending
                                                     June 30,                         June 30,
                                           ------------------------          ------------------------
                                            2001             2000             2001             2000
                                              $               $                $                 $
                                           -------          -------          -------          -------
         Revenues
             Home Building                  53,002           30,155           22,553           13,095
             Rental Operations                  --               57               --               21
             Other                             238              203              120               97
                                           -------          -------          -------          -------
             Total                          53,240           30,415           22,673           13,213
                                           =======          =======          =======          =======

         Segment net income (loss)
             Home Building                  (2,176)          (2,396)          (1,381)          (1,597)
             Rental Operations                  --              (74)              --              (35)
             Other                             185               95              108               50
                                           -------          -------          -------          -------
             Total                          (1,991)          (2,375)          (1,273)          (1,582)
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

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    Subsequent Events

       On July 16, 2001, the Company effected an optional redemption of all of its outstanding 12 1/2% Senior Notes due 2003. The total redemption price, including accrued interest of $2,112,688, was $35,915,688. Of this amount, $33,313,737 was provided by the financing arrangement described below and $2,601,951 from available cash.

       On July 16, 2001, the Company also borrowed an aggregate principal amount of $49,878,136, of which $15,451,742 was for future construction costs (the "Loans"). The Loans are secured by real property (land and related improvements) by four separate mortgage notes. Interest is at the specified prime rate of the bank plus 0.50%. At July 16, the interest rate was 7.25%. Interest is to be paid monthly and partial payments of principal are to be made upon delivery of homes. The principal must be paid in full at various maturities ranging from 18 to 24 months.

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

RESULTS OF OPERATIONS

         The Company's consolidated statements of operations for the three- and six-month periods ended June 30, 2001 includes the results of operations of the Vizcaya project acquired on August 8, 2000. Accordingly, the results of operations for the three- and six-month periods ended June 30, 2001 are not directly comparable to the results of operations for the three- and six-month periods ended June 30, 2000.

         Among other things, the acquisition contributed the delivery of 33 homes producing aggregate revenue of $6.7 million and net income of $160,403 for the three-month period ended June 30, 2001 and 95 homes producing aggregate revenue of $19.3 million and net income of $803,403 for the six-month period ended June 30, 2001. The Company's backlog at June 30, 2001 related to the Vizcaya project is 156 homes representing aggregate revenue of $30.6 million.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         The Company's revenues from home sales increased $9.7 million (77.7%) to $22.1 million during the second quarter of 2001 as compared to the comparable quarter of 2000 as a result of an increase in the number of homes delivered and an increase in the average selling price. Oriole delivered 118 homes in the 2001 second quarter compared to 82 in the same period in 2000. The average selling price of homes delivered increased from $151,900 per home to $187,800, primarily as the result of the higher selling prices of homes that were part of the Vizcaya project. The number of contracts signed at 196 and the aggregate dollar value of those contracts at $43.7 million increased in the 2001 second quarter from 143 and $22.5 million, respectively, from the same period in 2000, primarily due to the Vizcaya project.

         Non-homebuilding revenues remained substantially unchanged in the quarter ended June 30, 2001 as compared to June 30, 2000.

         Cost of home sales increased to $20.3 million (75.0%) from $11.6 million in 2000 primarily as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of sales decreased to 91.8% from 93.0% in the second quarter of 2001 primarily due to the increased deliveries of homes.

         Selling, general and administrative expenses increased $456,791 in dollar value and decreased as a percentage of revenues to 16.0% from 23.9% as compared to the same period in 2000 due to the fixed portions of these expenses remaining relatively constant despite the $9.7 million increase in revenues.

         The Company incurred a net loss for the quarter ended June 30, 2001 of $1.3 million or $0.27 per share compared to a net loss of $1.6 million or $0.34 per share during the same period in 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $0.6 million to $0.3 million in the second quarter of 2001 as compared to the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         The Company's revenues from home sales increased $23.5 million (82.4%) to $52.0 million during the six-month period of 2001 as compared to 2000 as a result of an increase in the number of homes delivered and an increase in the average selling price. Oriole delivered 285 homes in the first six months of 2001 compared to 179 in the same period in 2000. The average selling price of homes delivered increased from $159,400 per home to $182,633 primarily as a result of the higher selling prices of homes that were part of the Vizcaya project. The number of contracts signed at 448 and the aggregate dollar value of those contracts at $97.3 million increased in the first six months of 2001 from 336 and $52.8 million, respectively, during the same period in 2000, primarily due to the Vizcaya project.

         Non-homebuilding revenues decreased $684,310 in the six-month period ended June 30, 2001 as compared to June 30, 2000. This was primarily due to gains associated with the sale of certain properties in 2000.

         Cost of home sales increased to $47.1 million (83.6%) in 2001 from $25.7 million in 2000 primarily as a result of the increase in the number of homes delivered. As a percentage of home sales, cost of sales increased to 90.7% from 90.0% in the first six months of 2001 due to the Company's decision to reduce sales prices on certain remaining homes to close out completed communities.

         Selling, general and administrative expenses increased $1.1 million in the first six months of 2001 when compared to the same period in 2000. These expenses decreased as a percentage of revenues to 15.1 % from 22.7% for the same period in 2000 primarily due to increased home sale revenues.

         The Company incurred a net loss for the first six months of 2001 of $2.0 million, or $.43 per share, compared to a net loss of $2.4 million, or $0.51 per share in the same period of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $1.0 million to $1.4 million in the first six months of 2001 as compared to the same period in 2000.

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

         During the first six months of 2001, the Company used a portion of available cash to purchase $1.2 million of senior notes and to reduce the net principal of certain mortgage notes by $5.1 million. At June 30, 2001, the Company had approximately $17.0 million in cash and cash equivalents. On June 30, 2001, the Company's line of credit expired. On July 16, 2001 the Company obtained a credit facility having an availability of approximately $15,450,000 for future construction costs secured by mortgages on certain real property. The Company believes that funds from operations, available cash and cash available under this credit facility will be sufficient to provide for its cash requirements through June 30, 2002.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8K

(a)   Exhibits

      Exhibit 10.37- Stock Option Agreement with Paul Lehrer dated May 10, 2001.

      Exhibit 10.38- Stock Option Agreement with George Richards dated May 10, 2001.

(b)   The Company filed Reports on Form 8-K dated June 19, 2001 setting forth in
      Item 5 and Item 7 a press release regarding the redemption of the Company's Senior Notes due 2003 and financing by the Company relating to the redemption and for working capital purposes.

      No other Form 8-K was filed for the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ORIOLE HOMES CORP.
                                        ----------------------------------
                                                 (Registrant)



DATE:  AUGUST 13, 2001                  /s/ R.D. LEVY
-----------------------                 -----------------------------------
                                        R.D. Levy,
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        Director

DATE:  AUGUST 13, 2001                  /s/ J. PIVINSKI
-----------------------                 --------------------------------------
                                        J. Pivinski, Vice President - Finance,
                                        Treasurer, Chief Financial Officer