Form 10-Q
period 2001-09-30
ORIOLE HOMES CORP
filed 2001-11-14
CIK 74928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001            Commission File No. 1-6963

                               ORIOLE HOMES CORP.
           --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                                       59-1228702
-----------------------------------------------------    ----------------------
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

1690 S. Congress Ave., Suite 200 Delray Beach, Fl.                  33445
-----------------------------------------------------    ----------------------
     (Address of principal executive offices)                    (Zip Code)

         Registrant's telephone number, including area code: (561) 274-2000

           --------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                Class                           Outstanding at October 18, 2001
-----------------------------------------       -------------------------------
Common Stock, Class A, par value $.10                      1,863,649
Common Stock, Class B, par value $.10                      2,761,875

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                        September 30,           December 31,
                                                                                           2001                     2000
                                                                                        (Unaudited)               (Audited)
                                                                                       --------------          --------------
Cash and cash equivalents                                                              $    9,736,104          $   21,707,756
                                                                                       --------------          --------------

Inventories
       Land                                                                                52,181,365              62,346,437
       Homes completed or under construction                                               36,640,084              34,445,028
       Model homes                                                                          2,206,289               4,310,488
                                                                                       --------------          --------------
                                                                                           91,027,738             101,101,953
       Less estimated costs of completion
                   included in inventories                                                 13,487,870              16,242,461
                                                                                       --------------          --------------
                                                                                           77,539,868              84,859,492
                                                                                       --------------          --------------

Property and equipment, at cost
       Land                                                                                    80,885                  81,379
       Buildings                                                                              457,216                 664,065
       Furniture, fixtures and equipment                                                    2,323,884               3,044,175
                                                                                       --------------          --------------
                                                                                            2,861,985               3,789,619
       Less accumulated depreciation                                                        1,909,347               2,127,155
                                                                                       --------------          --------------
                                                                                              952,638               1,662,464
                                                                                       --------------          --------------

Land held for investment, at cost                                                           1,898,185               1,857,300

Other
       Prepaid expenses                                                                     1,688,176               1,713,099
       Investment in unconsolidated joint venture                                           5,000,000                      --
       Unamortized financing costs                                                          1,119,999                 392,752
       Other assets                                                                         2,513,725               2,384,853
                                                                                       --------------          --------------
                                                                                           10,321,900               4,490,704
                                                                                       --------------          --------------

Total assets                                                                           $  100,448,695          $  114,577,716
                                                                                       ==============          ==============

The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       September 30,            December 31,
                                                                                            2001                    2000
                                                                                         (Unaudited)              (Audited)
                                                                                       --------------          --------------
Liabilities
       Line of credit                                                                  $           --          $       10,000
       Mortgage notes payable                                                              42,595,263              20,415,730
       Accounts payable and accrued liabilities                                             6,835,607              10,022,048
       Customer deposits                                                                   14,112,409              10,190,140
       Senior notes                                                                                --              34,584,277
                                                                                       --------------          --------------

             Total liabilities                                                             63,543,279              75,222,195

Shareholders' equity
       Class A common stock, $.10 par value
             Authorized - 10,000,000 shares,
               issued and outstanding -
                   1,863,649 in 2001 and 2000,
                   respectively                                                               186,365                 186,365
       Class B common stock, $.10 par value
             Authorized - 10,000,000 shares,
               issued and outstanding -
                   2,761,875 in 2001 and 2000,
                   respectively                                                               276,188                 276,188
       Additional paid-in capital                                                          19,267,327              19,267,327
       Retained earnings                                                                   17,175,536              19,625,641
                                                                                       --------------          --------------

             Total shareholders' equity                                                    36,905,416              39,355,521
                                                                                       --------------          --------------

Total liabilities and shareholders' equity                                             $  100,448,695          $  114,577,716
                                                                                       ==============          ==============

The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Nine Months Ended                        Three Months Ended
                                                              September 30,                             September 30,
                                                      --------------------------------        --------------------------------
                                                          2001                2000                2001                2000
                                                      ------------        ------------        ------------        ------------
Revenues
   Sales of homes                                     $ 91,939,967          49,422,164          39,898,216          20,889,618
   Sales of land                                           168,000               9,000             168,000               9,000
   Other operating revenues                                     --              68,525                  --              11,746
   Gain (loss) on sale of land held for
      investment and other assets, net                     105,469             794,034               9,901             119,294
   Interest, rentals and other income                    1,763,763           1,788,882             660,844             637,604
                                                      ------------        ------------        ------------        ------------
                                                        93,977,199          52,082,605          40,736,961          21,667,262
                                                      ------------        ------------        ------------        ------------

Costs and expenses
   Cost of homes sold                                   83,299,743          44,877,568          36,114,505          19,173,127
   Cost of land sold                                            --              10,058                  --              10,058
   Costs relating to other
      operating revenues                                     9,587             162,777               5,085              32,415
   Selling, general and
      administrative expenses                           12,545,966          10,872,438           4,504,822           3,956,978
   Interest costs incurred                               4,369,559           4,002,372             942,130           1,258,103
   Interest capitalized (deduct)                        (4,369,559)         (3,962,142)           (942,130)         (1,258,103)
                                                      ------------        ------------        ------------        ------------
                                                        95,855,296          55,963,071          40,624,412          23,172,578
                                                      ------------        ------------        ------------        ------------
Net income (loss) before extraordinary item           $ (1,878,097)       $ (3,880,466)       $    112,549        $ (1,505,316)

Extraordinary loss on early extinguishment
   of debt                                                 572,008                  --             572,008                  --
                                                      ------------        ------------        ------------        ------------

Net loss                                              $ (2,450,105)       $ (3,880,466)       $   (459,459)       $ (1,505,316)
                                                      ============        ============        ============        ============

Basic and Diluted earnings (loss) per
   Class A and B common share
   available for common stockholders -

Net income (loss) before extraordinary item           $       (.41)       $       (.84)       $        .02        $       (.33)

Extraordinary item                                    $       (.12)                 --                (.12)                 --
                                                      ------------        ------------        ------------        ------------

Net loss                                                      (.53)       $       (.84)       $       (.10)       $       (.33)
                                                      ============        ============        ============        ============

Weighted average number of common
   shares outstanding - Basic and Diluted                4,625,524           4,625,524           4,625,524           4,625,524
                                                      ============        ============        ============        ============

The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                       --------------------------------------
                                                                                            2001                    2000
                                                                                       --------------          --------------
Cash flows from operating activities
   Net loss                                                                            $   (2,450,105)         $   (3,880,466)

   Adjustments to reconcile net (loss) to net
     cash provided by (used in) operating activities
       Depreciation                                                                           337,057                 363,678
       Extraordinary item                                                                     572,008                      --
       Amortization                                                                           471,987                 390,005
       (Gain) loss on sales of property and equipment
          and land held for investment, net                                                  (105,469)               (794,034)
   (Increase) decrease in operating assets
       Receivables                                                                                 --                 262,240
       Inventories                                                                          7,623,620                 (69,959)
       Other assets                                                                          (103,949)                323,814
   Increase (decrease) in operating liabilities
       Accounts payable and accrued liabilities                                            (3,186,441)                329,866
       Customer deposits                                                                    3,922,269               5,155,546
                                                                                       --------------          --------------
           Total adjustments                                                                9,531,082               5,961,156
                                                                                       --------------          --------------
              Net cash provided by operating activities                                     7,080,977               2,080,690
                                                                                       --------------          --------------

Cash flows from investing activities
   Acquisition of project, net of cash acquired                                                    --             (22,672,617)
   Capital expenditures                                                                      (104,278)               (879,284)
   Investment in unconsolidated joint venture                                              (5,000,000)                     --
   Return on investment in Regency joint venture                                                   --               1,242,240
   Proceeds from the sale of property and equipment and
         land held for investment                                                             237,635               1,767,864
                                                                                       --------------          --------------

              Net cash used in investing activities                                        (4,866,643)            (20,541,797)
                                                                                       --------------          --------------

Cash flows from financing activities
   Proceeds from bank borrowings                                                           63,048,164              22,305,497
   Principal payments of bank borrowings                                                  (40,868,631)             (5,110,532)
   Financing costs                                                                         (1,491,519)                     --
   Repayment of line of credit                                                                (10,000)                     --
   Repurchase of senior notes                                                             (34,864,000)             (6,823,000)
                                                                                       --------------          --------------
              Net cash (used in) provided by financing activities                         (14,185,986)             10,371,965
                                                                                       --------------          --------------

Net decrease in cash and cash equivalents                                                 (11,971,652)             (8,089,142)

Cash and cash equivalents at beginning of period                                           21,707,756              18,708,081
                                                                                       --------------          --------------

Cash and cash equivalents at end of period                                             $    9,736,104          $   10,618,939
                                                                                       ==============          ==============

Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest (net of amount capitalized)                                                $      660,017          $    1,175,872
   Income taxes                                                                        $           --          $           --

The accompanying notes are an integral part of these statements

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 2001 and the related statements of operations and cash flows for the three months and nine months ended September 30, 2001 and 2000 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein.

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

2. The results of operations for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results for the entire year. The Company allocates certain costs to units delivered based upon estimates of the number of units projected to be delivered and the associated timing of the deliveries. When it becomes apparent that the number of deliveries in a project will vary significantly from the estimates, the Company will revise these cost allocations, which will affect results of operations.

         The Company's consolidated statements of operations for the nine month period ended September 30, 2001 include revenues and expenses of the Vizcaya Project, which was acquired in August 2000. Accordingly, the results of operations for the nine month period ended September 30, 2001 are not directly comparable to the results of operations for the nine month period ended September 30, 2000.

3.       Backlog of contracts for sales of homes:

                                                        September 30, 2001              December 31, 2000
                                                    --------------------------      -------------------------
                                                     Units           Amounts         Units          Amounts
                                                     -----       --------------      -----       -------------
         Single-family                                 372       $   87,824,901        294       $  63,914,626
         Multi-family                                  192           29,819,631        166          23,047,090
                                                      ----       --------------       ----       -------------

         Total                                         564       $  117,644,532        460       $  87,961,716
                                                      ====       ==============       ====       =============

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Senior notes

         On July 16, 2001, the Company effected an optional redemption of all of its outstanding 12 1/2% Senior Notes due 2003. The total redemption price, including accrued interest of $2,112,688, was $35,915,688. Of this amount, $33,313,737 was provided by the financing arrangement for $49,878,136 described at Note 6. below and $2,601,951 from available cash. Prior to this transaction, Senior Notes had been purchased in the open market at varying prices.

         The Company's consolidated statements of operations for the three and nine month periods ended September 30, 2001 includes an extraordinary loss on the early extinguishment of this debt of $572,008. The extraordinary loss principally represents discount and debt issuance cost.

5.       Line of credit

         At June 30, 2001, the Company did not renew its $10.0 million Revolving Line of Credit facility and decided to rely, instead, on its available cash and new credit facilities discussed at Note 6.

6.       Mortgage notes

         On August 8, 2000, in connection with the Vizcaya project, a wholly owned subsidiary of the Company entered into an agreement providing for borrowing an aggregate principal amount of $26,787,200, of which $9,580,430 was for future construction costs (the "Vizcaya Loan"). The Vizcaya Loan is evidenced by a mortgage note, which is due on February 8, 2003 and bears interest at a floating rate equal to the Prime Rate, currently 5.00% per annum. The Vizcaya Loan is secured by real property and other assets acquired in connection with the acquisition of the Vizcaya project. The Company has agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. Certain individual guarantors, not related to the Company, have agreed to jointly and severally guarantee the Vizcaya Loan.

         On July 16, 2001, the Company entered into agreements providing for borrowing an aggregate principal amount of $49,878,136, of which $15,451,742 was for future construction costs (the "Loans"). The Loans are secured by four separate mortgage notes encumbering different parcels of real property (land and related improvements). Interest is at the specified prime rate of the bank plus 0.50%, currently 5.50% per annum. Interest is to be paid monthly and partial payments of principal are to be made upon delivery of homes. The principal must be paid in full at various maturities ranging from 18 to 24 months from the date of the agreements.

         On August 23, 2001, the Company entered into an agreement providing for borrowing an aggregate principal amount of $1,375,000 for purchase of land (the "Land Loan"). The Land Loan is secured by a mortgage note encumbering a parcel of real property. Interest is at the specified prime rate of the bank plus 0.50%, currently 5.50% per annum. Interest is to be paid monthly and the principal must be paid in full at maturity in 12 months.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Income taxes

         At September 30, 2001, the Company has no deferred tax benefit related to its net loss as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

8.       Segment information

         The Company has the following two reportable segments: home building and rental operations. The home building segment develops and sells residential properties and planned communities. The rental operations segment consists of no units at September 30, 2001 and 23 units at September 30, 2000. Selected segment information is set forth below (in thousands):

                                                             Nine Months Ended            Three Months Ended
                                                               September 30,                 September 30,
                                                          ----------------------        ----------------------
                                                            2001          2000           2001           2000
                                                              $             $              $              $
                                                          -------        -------        -------        -------
         Revenues
            Home Building                                  93,494         51,676         40,492         21,520
            Rental Operations                                  --             69             --             12
            Other                                             483            338            245            135
                                                          -------        -------        -------        -------
            Total                                          93,977         52,083         40,737         21,667
                                                          =======        =======        =======        =======

         Segment net income (loss)
            Home Building                                  (2,840)        (3,958)          (664)        (1,562)
            Rental Operations                                  --            (94)            --            (21)
            Other                                             390            172            205             78
                                                          -------        -------        -------        -------
            Total                                          (2,450)        (3,880)          (459)        (1,505)
                                                          =======        =======        =======        =======

9.       Investment in unconsolidated joint venture

         On September 14, 2001, the Company contributed capital of $5,000,000 to a special purpose limited liability company formed to operate a joint venture between the Company and another builder to construct and sell homes. Under the terms of the joint venture, the Company is entitled to a preferential distribution equal to the greater of (a) the first $7,841,000 of Available Cash (as defined in the operating agreement) or
         (b) a return of all of its capital contributions plus an internal rate of return equal to 25% on its contributions to the venture. Under the terms of the joint venture, the Company is not obligated to make any further capital contributions, to make any loan to the joint venture or to guarantee any of the joint venture's obligations. The Company's interest in the joint venture is accounted for using the equity method of accounting.

         The Company received no distribution from its interest in the joint venture during the period ended September 30, 2001 and there was no undistributed profit or loss at September 30, 2001.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      New accounting pronouncements

         In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets".

         SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and requires acquired intangible assets to be recognized as assets apart from goodwill if certain criteria are met. Implementation of SFAS No. 141 did not have an effect on the financial statements of the Company.

         SFAS No. 142 is effective for fiscal years beginning December 15, 2001 and provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. Management is in the process of evaluating the effect the adoption of SFAS No. 142 will have on the Company's financial statements.

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GENERAL

         The results of operations for interim periods during the year are not necessarily indicative of results of operations for the fiscal year. The Company allocates certain costs to units delivered based upon estimates of the number of annual units projected to be delivered and the associated timing of the deliveries. In past years, the Company has experienced inventory valuation adjustments reducing net income when expected deliveries fell significantly short of expectations. These included adjustments of $13.9 million in 1995, $21.6 million in 1997 and $4.9 million in 1999.

RESULTS OF OPERATIONS

         The Company's consolidated statements of operations for the nine month period ended September 30, 2001 includes the results of operations of the Vizcaya project acquired on August 8, 2000. Accordingly, the results of operations for the nine month period ended September 30, 2001 is not directly comparable to the results of operations for the nine month period ended September 30, 2000.

         Among other things, this acquisition contributed the delivery of 31 homes producing aggregate revenue of $6.8 million and net income of $587,565 for the three month period ended September 30, 2001 and the delivery of 126 homes producing aggregate revenue of $26.0 million and net income of $1,390,968 for the nine month period ended September 30, 2001. The Company's backlog at September 30, 2001 related to the Vizcaya project is 170 homes representing aggregate revenue of $33.5 million.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         The Company's revenues from home sales increased $19.0 million (91.0%) to $39.9 million during the third quarter of 2001 as compared to the comparable quarter of 2000 as a result of an increase in the number of homes delivered and an increase in the average selling price. Oriole delivered 189 homes in the 2001 third quarter compared to 122 in the same period in 2000. The average selling price of homes delivered increased from $171,226 per home to $211,102, primarily as a result of an increase in deliveries of typically higher priced single-family homes relative to condominium units. The number of contracts signed at 130 and the aggregate dollar value of those contracts at $24.3 million decreased in the 2001 third quarter from 318 and $60.2 million, respectively, from the same period in 2000, primarily due to the significant number of contracts relating to the Vizcaya project signed in the third quarter of 2000.

         Non-homebuilding revenues remained substantially unchanged in the quarter ended September 30, 2001 as compared to September 30, 2000.

         Cost of home sales increased to $36.1 million (88.4%) from $19.2 million in 2000 primarily as a result of an increase in the number of homes delivered. As a percentage of home sales, cost of sales decreased to 90.5% from 91.8% in the third quarter of 2001 due to the increased deliveries of homes. Selling, general and administrative expenses increased $547,844 in dollar value and decreased as a percentage of revenues to 11.1% from 18.3% as compared to the same period in 2000 due to the fixed portions of these expenses remaining relatively constant despite the $19.0 million increase in revenues.

         Net income before extraordinary item for the quarter ended September 30, 2001 was $112,549, or $.02 per share, compared to a net loss before extraordinary item of $1.5 million, or $0.33 per share, during the same period in 2000. The Company incurred a net loss for the quarter ended September 30, 2001 of $459,459 or $.10 per share compared to a net loss of $1,505,316 or $0.33 per share during the same period of 2000. The 2001 net loss resulted from a non-cash extraordinary loss of $572,008 ($.12 per share) representing the writeoff of remaining deferred debt issuance costs and other financing expenses due to the early extinguishment of debt during the third quarter of 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $3.2 million to $3.6 million in the third quarter of 2001 as compared to the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         The Company's revenues from home sales increased $42.5 million (86.0%) to $91.9 million during the nine month period of 2001 as compared to 2000 as a result of an increase in the number of homes delivered and an increase in the average selling price. Oriole delivered 474 homes in the first nine months of 2001 compared to 301 in the same period in 2000. The average selling price of homes delivered increased from $164,200 per home to $193,966 primarily as a result of an increase in deliveries of typically higher priced single-family homes relative to condominium units. The number of contracts signed at 578 decreased in the first nine months of 2001 from 654 but the dollar value of 2001 contracts signed at $121.6 million increased from $113.0 million due to an average unit selling price increase of about $40,000 resulting from the more favorable product mix.

         Non-homebuilding revenues decreased $623,209 in the nine month period ended September 30, 2001 as compared to September 30, 2000 primarily due to gains associated with the sale of certain properties in 2000.

         Cost of home sales increased to $83.3 million (85.6%) in 2001 from $44.9 million in 2000 primarily as a result of the increase in the number of homes delivered and, to a lesser degree, the more favorable product mix. As a percentage of home sales, cost of sales decreased to 90.6% from 90.8% in the first nine months of 2001. Selling, general and administrative expenses increased $1.7 million in the first nine months of 2001 when compared to the same period in 2000. These expenses decreased as a percentage of revenues, however, to 13.4% from 20.9% for the same period in 2000 primarily due to the fixed portions of these expenses remaining relatively constant despite the $41.9 million increase in revenues.

         The Company incurred a net loss before extraordinary item for the first nine months of 2001 of $1.9 million, or $.41 per share, compared to a net loss before extraordinary item of $3.9 million, or $0.84 per share in the same period of 2000. The Company incurred a net loss for the nine month period ended September 30, 2001 of $2.5 million or $.53 per share compared to a net loss of $3.9 million or $.84 per share in the same period of 2000. The 2001 net loss includes an extraordinary non-cash loss of $572,008 ($.12 per share) representing the writeoff of remaining deferred debt issuance costs and other financing expenses due to the early extinguishment of debt during the third quarter of 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $4.3 million to $5.1 million in the first nine months of 2001 as compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements vary from period to period depending upon changes in inventory, land acquisition and development requirements, construction in progress and, to a lesser extent, current net income. The Company obtains funds for its cash requirements from operations, the sale of investment property and borrowings. In connection with land acquisitions and development, the Company may borrow money secured by land and improvements.

         The $7.1 million net cash provided by operating activities primarily reflected a reduction in inventory as a result of increased sales.

         Net cash used in investing activities of $4.9 million during the first nine months of 2001 consisted primarily of a $5.0 million capital contribution in an unconsolidated joint venture.

         The cash used in financing activities of about $14.2 million reflected the net reduction in total debt levels resulting from various financing activities discussed below and associated repayments.

         On July 16, 2001, the Company entered into agreements providing for borrowing an aggregate principal amount of $49,878,136 secured by four separate mortgage notes encumbering different parcels of real property (land and related improvements). Interest is at the specified prime rate of the bank plus 0.50% and is adjusted with the prime rate. At November 7, 2001 the interest rate was 5.5%. Interest is to be paid monthly and partial payments of principal are to be made upon delivery of homes. The principal must be paid in full at various maturities ranging from 18 to 24 months from the date of the agreements.

         On July 16, 2001, the Company effected an optional redemption of all of its outstanding 12 1/2% Senior Notes due 2003. The total redemption price was $35,915,688 including accrued interest, $33,313,737 of which was provided by the credit facility described above and $2,601,951 from available cash.

         On August 23, 2001, the Company entered into an agreement providing for borrowing an aggregate principal amount of $1,375,000 for purchase of land (the "Land Loan"). The Land Loan is secured by a mortgage note encumbering the parcel of real property. Interest is at the specified prime rate of the bank plus 0.50%, currently 5.50% per annum. Interest is to be paid monthly and the principal must be paid in full at maturity in 12 months.

         The Company has no material commitments or material off-balance sheet obligations that would affect future liquidity. Management anticipates that funds from operations, available cash and cash available under existing credit facilities are sufficient for reasonably anticipated current and near-term capital requirements. If the Company does not have sufficient capital resources to acquire capital assets and land, develop land improvements, and meet other needs of its business, projects may be delayed and additional financing may be required, resulting in possible adverse effects on the Company's results of operations. No assurance can be given as to the terms, availability or cost of any future financing the Company may need. If the Company is at any time unable to service its debt, financing may not be available or available on terms acceptable to the Company.

         At September 30, 2001, the Company had approximately $9.7 million in cash and cash equivalents.

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

         Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements, include but are not limited to the following: changes in consumer preferences, changes in interest rates, a reduction in labor availability, increases in the cost of labor and materials, changes in the regulatory environment particularly as relates to zoning and land use, competitive pricing pressures, changes in federal income tax laws, the general state of the economy, both nationally and in the Company's market and unseasonable weather trends.

         In addition, the forward looking statements contained in this report may be impacted by the terrorist attacks on the World Trade Center and on the Pentagon on September 11, 2001 and the related military action, as well as wide-spread concerns about anthrax outbreaks and about the possibility of further incidents of terrorism. The effect of these events on the business of the Company, if any, is currently unclear. However, any adverse effect on general economic conditions and consumer confidence resulting from these events may adversely affect the business of the Company.

ITEM 3. NOT APPLICABLE

                           PART II - OTHER INFORMATION

ITEMS 1 TO 3. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its annual meeting of stockholders held on May 10, 2001, holders of the Company's Class A Common Stock and Class B Common Stock voted on the election of directors and a shareholder proposal.

         (1)      Election of Directors

                  Under the Articles of Incorporation of the Company, the holders of the Class B Common Stock are entitled to elect a minimum of 25% of the directors of the Company. Since the number of directors of the Company is set at 5, the holders of the Class B Common Stock are entitled to elect two directors.

                  At the meeting the following directors were elected:

                                              By the Holders of Class A Common Stock
                                              --------------------------------------
                                              Votes For               Votes Withheld
                                              ---------               --------------
                  Richard D. Levy             1,632,881                   86,526
                  Harry A. Levy               1,632,881                   86,526
                  Mark Levy                   1,489,981                  229,426

                                              By the Holders of Class B Common Stock
                                              --------------------------------------
                                              Votes For               Votes Withheld
                                              ---------               --------------
                  Paul R. Lehrer              1,239,820                  890,191
                  George R. Richards          1,239,820                  890,191

         (2)      Shareholders Proposal

                  "It is proposed that the Board of Directors of Oriole Homes engage a recognized investment banking concern to initiate actions designed to maximize the remaining equity of Oriole Homes for the benefit of all shareholders. Such actions are to include the sale or merger of the company or its orderly liquidation."

                                              Votes For       Votes Against        Votes Abstaining           Broker Non-Votes
                                              ---------       -------------        ----------------           ----------------
                  Class A Common Stock*        353,600          1,245,912                300                         900

                  Class B Common Stock*         70,540            100,938                 66                         430

                  Total Votes*                 424,140          1,346,850                366                        1330


                  *The Class A Common Stock has one vote per share and votes together with the Class B Common Stock which has one tenth of a vote per share.

ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit Number
         --------------
         10.39               Promissory Note (Non-Revolver) with Ocean Bank in amount of $3,120,000 dated July 16, 2001

         10.40               Promissory Note (Revolver) with Ocean Bank in amount of $9,840,000 dated July 16, 2001

         10.41               Mortgage Deed with Ocean Bank in amount of $12,960,000 dated July 16, 2001

         10.42               Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated July 16, 2001

         10.43               Promissory Note (Non-Revolver) with Ocean Bank in amount of $2,296,586 dated July 16, 2001

         10.44               Promissory Note (Revolver) with Ocean Bank in amount of $4,950,000 dated July 16, 2001

         10.45               Mortgage Deed with Ocean Bank in amount of $7,246,586 dated July 16, 2001

         10.46               Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated July 16, 2001

         10.47               Promissory Note (Non-Revolver) with Ocean Bank in amount of $10,809,668 dated July 16, 2001

         10.48               Promissory Note (Revolver) with Ocean Bank in amount of $9,135,000 dated July 16, 2001

         10.49               Mortgage Deed with Ocean Bank in amount of $19,944,668 dated July 16, 2001

         10.50               Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated July 16, 2001

         10.51               Promissory Note with Ocean Bank in amount of $12,176,882 dated July 16, 2001

         10.52               Mortgage Deed with Ocean Bank in amount of $12,176,882 dated July 16, 2001

         10.53               Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. in amount of $12,176,882 dated July 16, 2001

         10.54               Mortgage Deed and Security Agreement with Ocean Bank in amount of $1,375,000 dated August 23, 2001

         10.55               Promissory Note with Ocean Bank in amount of $1,375,000 dated August 23, 2001

         10.56               Amended and Restated Operating Agreement of Brighton at Wellington, L.C. dated September 14, 2001 between OH INVESTMENTS II, INC., a Florida corporation ("Oriole"), and CENTERLINE HOMES AT THE
                             EQUESTRIAN CLUB, INC., a Florida corporation ("Centerline").

         10.57               Stock Option Agreement with Maurice E. Levenson dated August 8, 2001.


(b)      Forms 8-K

         The Company filed no reports on Form 8-K for the three months ended September 30, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ORIOLE HOMES CORP.
                                       (Registrant)



Date: November 9, 2001                 s/ R.D. Levy
-------------------------              ----------------------------------------
                                       R.D. Levy,
                                       Chairman of the Board,
                                       Chief Executive Officer,
                                       Director



Date: November 9, 2001                 s/ J. Pivinski
-------------------------              ----------------------------------------
                                       J. Pivinski, Vice President - Finance,
                                       Treasurer, Chief Financial Officer