Form 10-K
period 2001-12-31
ORIOLE HOMES CORP
filed 2002-03-29
CIK 74928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

   Annual Report pursuant to Section 13 of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2001
                          Commission File Number 1-6963

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

         As of March 18, 2002, the Company had outstanding 1,863,149 shares of its Class A Common Stock and 2,762,375 shares of its Class B Common Stock.

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $2,860,962 as of March 18, 2002.

                               ORIOLE HOMES CORP.


                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

Part I

Item 1. Business ............................................................................................     1

Item 2. Properties ..........................................................................................    12

Item 3. Legal Proceedings ...................................................................................    12

Item 4. Submission of Matters to a Vote of Security Holders .................................................    12

Part II

Item 5. Market for Registrant's Common Equity and
         Related Stockholder Matters ........................................................................    13

Item 6. Selected Financial Data .............................................................................    14

Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................................................    15

Item 7A.Quantitative and Qualitative Disclosures About Market Risk ..........................................    25

Item 8. Financial Statements and Supplementary Data .........................................................    26

Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ................................................................    49

Part III

Item 10. Directors and Executive Officers of the Registrant .................................................    49

Item 11. Executive Compensation .............................................................................    51

Item 12. Security Ownership of Certain Beneficial Owners
          and Management ....................................................................................    53

Item 13. Certain Relationships and Related Transactions .....................................................    56

Part IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ...............................................................................    57

Signatures ..................................................................................................    64


Exhibit Index ...............................................................................................    65


                                     PART I
ITEM 1          BUSINESS

GENERAL

      Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company" or "Oriole") builds and sells single-family homes, patio homes, townhomes, villas, duplexes and low and mid-rise condominiums, principally in southeast and central Florida. Oriole was incorporated in the State of Florida in 1968 as the successor to six corporations that had engaged in the construction and sale of single-family homes in Florida since 1963.

      The Company's executive office is located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445, and its telephone number is (561) 274-2000.

      The Company has been a pioneer in the "active adult" (age 55 and over) market in south Florida. In 2001, approximately 87% of the Company's unit sales and 77% of its revenues from home sales were derived from sales of homes in communities designed exclusively for active adults. Oriole designs its product mix in response to the preferences of active adults, a demographic group which, according to U.S. Census reports, enjoys a high percentage of discretionary income in this marketplace and is the fastest growing segment of the population in the United States. In 2001, homes in the Company's active adult communities were delivered at prices that ranged from $89,000 to $333,000. Approximately 66% of these sales were for cash. During the year ended December 31, 2001, the average sales price for homes delivered by the Company was $194,800.

      For the fiscal years ended December 31, 2001, 2000 and 1999, the Company generated revenues of $142,764,573, $91,989,406, and $87,935,892, respectively, and for each of such years sustained a net loss of $3,565,878, $2,581,386, and $5,041,821. The Company is now in the process of considering strategic alternatives to current operating strategies in an effort to determine the best means of maximizing shareholder value. The Board of Directors anticipates making a decision in this regard before September 30, 2002.

HOME BUILDING DATA (IN 000'S)

      The following table sets forth information concerning sales, new contracts and backlog for each of the past five years for the Company's homes.

                            Years Ended December 31,
                             (Dollars in Thousands)

                                         2001          2000          1999          1998           1997
                                         ----          ----          ----          ----           ----
Total Home Sales
                  Sales value            $140,030       $91,989       $77,454        $82,737      $106,788
                  Number of homes             719           562           501            522           676
Total New Contracts
                  Sales value            $135,267      $150,770       $73,082        $75,876      $102,392
                  Number of homes             650           848           463            491           653
Total Backlog
                  Sales value             $83,199       $87,962       $29,181        $33,553       $40,414
                  Number of homes             391           460           174            212           243


      The Company anticipates delivering substantially all backlog, both in number of homes and dollar amount, within a twelve month period. It generally takes eight to twelve months after execution of a contract to deliver a home.

OPERATING STRATEGIES


      The Company has attempted to maximize its financial return by (i) acquiring tracts of developed and undeveloped land and marketing this land in phases, (ii) developing planned communities, which permits the Company to take advantage of certain economies of scale, (iii) generally beginning construction only after a home is contracted for, and (iv) acting as general contractor and hiring subcontractors on a fixed-price or other negotiated cost-effective basis. In 1999, Oriole implemented certain strategic initiatives to help enhance profit margins, including the installation of a new information technology system. This system provided the infrastructure to support the evaluation, modification and automation of certain business processes in order to reduce home delivery time, enhance the quality of home construction and standardize options. To leverage this infrastructure, in 2000 Oriole implemented additional strategic initiatives to increase site traffic, customer referrals and new sales. These included new merchandising programs to better focus on the needs of primary target markets, an e-commerce initiative to enhance responsiveness to our customers, and homebuyer surveys through an independent organization to evaluate and improve customer satisfaction.

      Market-driven initiatives include (i) construction of quality homes within communities that offer a significant range of amenities, and therefore satisfy customers who have provided a continual source of referrals, (ii) the offering of a wide selection of competitively priced housing, which includes a substantial product mix, (iii) extensive knowledge of the Florida market, (iv) a land acquisition and development strategy that both permits development and construction in phases and ensures availability of strategically located land for future marketing, and (v) a merchandising program which promotes community lifestyle advantages.


      The Company is in the process of evaluating current operating strategies and will adopt new strategies as it deems appropriate to meet evolving and increasingly competitive market conditions. Currently, the Company continues to extend its geographic market into the central Florida area to take advantage of accelerated demand in that area. Additionally, the Company pursues strategic alliances. A typical strategic alliance allows for shared resources and risk between homebuilders and/or vendors in the purchase, development and marketing of parcels of land. An alliance may take various forms; i.e., direct investment, joint venture, etc.


      In August 2000, the Company acquired, through a wholly owned subsidiary, a real estate project known as the "Vizcaya Project", with a $6.5 million direct investment and a $17.2 million acquisition and development loan, $2.0 million of which was guaranteed by the Company. The Company then entered into a Builders Agreement with Centerline Homes at Delray, Inc. ("Centerline - Delray") to manage this project. Certain affiliates of that developer also provided guarantees for the subsidiary's acquisition and construction loan. Pursuant to various agreements between the Company and Centerline-Delray, the Company is to be repaid its cash investment and a preferred return of 25% per annum on its cash investment and Centerline-Delray receives a management fee and may earn a bonus based upon the financial performance of the community. See also Notes B, I and V to Consolidated Financial Statements.


      In September, 2001, the Company contributed capital of $5,000,000 to a special purpose limited liability company formed to operate a joint venture between the Company and Centerline Homes at the Equestrian Club, Inc. to construct and sell homes in Palm Beach County. On February 27, 2002 an additional $1,000,000 was contributed by the Company. Under the terms of the joint venture, the Company is entitled to a preferential cash distribution equal to the greater of (a) the first $7,841,000 of Available Cash (as defined in the operating agreement) or (b) a return of all of its capital contributions plus an internal rate of return equal to 25% on its contributions to the venture. The Company may, but is not obligated to, make further capital contributions, make any loan to the joint venture or guarantee any of the joint venture's obligations. The Company's interest in the unconsolidated joint venture is accounted for using the equity method of accounting.

      QUALITY CONSTRUCTION AND DIVERSE AMENITIES. The Company creates a total lifestyle experience for the active adult. The communities usually include extensive product mix and recreational facilities, which range from intimate social clubhouses and swimming pools to multi-million dollar clubhouse environments which includes tennis courts, indoor and outdoor swimming pools, theaters for the performing arts, health clubs/spas and other amenities.



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


      Oriole seeks to appeal to a wide variety of buyers in different geographic locations with different individual risk profiles and lifestyle preferences and, accordingly, the Company offers a diversity of home styles and price ranges including single family, patio, townhomes, villas, duplexes and low and mid-rise condominiums. Sales prices range from $89,000 to $665,000, with an average price of $194,800 for homes delivered during 2001. See "Communities Currently Under Development or Construction" on page 6.


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


      Oriole's general policy is not to begin construction of single-family homes prior to the execution of a sales contract, which minimizes the costs and risk of completed but unsold inventory. The Company will, however, begin multi-family construction (duplex, townhouse, villa and multi-story complexes) when (a) sales contracts are executed for a predetermined percentage of the total units available and (b) profit can be enhanced by matching production schedules to required delivery dates.


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

      The Company owns two parcels of land, classified as land held for investment in the Consolidated Financial Statements at December 31, 2001, in Bonita Springs in Lee County, Florida. In 2002, the Company has elected to build-out this land with 48 homes. The Company had previously sold 100 homes in this development.

      COMMUNITIES CURRENTLY UNDER DEVELOPMENT OR CONSTRUCTION

      The following table summarizes information as of December 31, 2001 with respect to the Company's principal projects under development or construction during 2001.

                                                      Total    Total Units
     Name and                Year                     Units      Sold and    Units Sold
    Location of           Development                Planned    Delivered   and Delivered Units Under  Remaining     Units Under
    Development             Started        Type         (2)      thru 2001    in 2001       Contract    Units(1)   Construction(2)
    -----------           -----------      ----      -------   -----------  ------------- -----------  ----------  ---------------
                                                                                                      At December 31, 2001
                                                                                          ----------------------------------------
     Country Glen             1993       Single       300          244            73           54              2              39
     Cooper City                         Family

     Coral Lakes              1992       Active     1,372(3)      1308           290           56              8              37
     Delray Beach                         Adult

     Palm Isles West          1995       Active       235          234             3            1              0               0
     Boynton Beach                        Adult

     Majestic Isles           1994       Active       450          450             5            0              0               0
     Boynton Beach                        Adult

     Addison Green            1998       Active       130          101            68           27              2              10
     Boynton Beach                        Adult

     Summer Chase             1989       Active       221          221             1            0              0               0
     Lake Worth                           Adult

     Stonecrest               1995       Active       772(4)       451            75           38            283              15
     Ocala                                Adult

     Terrace Homes            1999        Mixed        99           19            19           77              3              77
     Celebration

     Spring Park Terraces     2001        Mixed       110            0             0            0            110               0
     Celebration

     Vizcaya                  2000       Active       504          330           185          138             36              82
     Delray Beach                         Adult


     (1) Includes model units and potential units to be constructed.
     (2) Includes model units.
     (3) Reduction in original number of units purchased.
     (4) Includes purchase of additional land.


 Note: Remaining Units + Units Under Contract equals remaining units to be delivered and closed.

      COUNTRY GLEN is a community of single-family homes located in Cooper City. The community consists of 300 units with recreational facilities under development and construction. Prices range from $300,000 to $665,000.

      CORAL LAKES is an active adult community in Boynton Beach with a multi-million dollar on-site clubhouse which includes substantial amenities. The community of 1,372 units features condominiums in four-story buildings, coach homes and single-family residences including the enclave of Tuscany. The last remaining homes in this community were sold in the first quarter of 2002, and all homes are expected to be delivered by September 30, 2002. Prices range from under $99,000 to $290,000.

      PALM ISLES WEST, an active adult community in Boynton Beach, features 235 duplex and single-family residences priced from $120,000 to $186,000. Residents of this community enjoy the convenience of a swimming pool and sun deck within the community and share other amenities with Palm Isles, a completed Oriole active adult community. The last remaining home in this community was sold and delivered in the first quarter of 2002.

      MAJESTIC ISLES is an active adult community of 450 duplex and single-family residences located in Boynton Beach. Prices range from $128,000 to $183,000. The community features an intimate, luxury clubhouse with swimming pool and tennis courts. All remaining homes in this community were sold and delivered in 2001.

      ADDISON GREEN is a gated community with a private recreation area in a section of the Aberdeen Golf and Country Club located in Boynton Beach. Aberdeen with its Tennis and Fitness Center overlooks an 18-hole golf course. Oriole's 130 single-family residences, with two-car garages, are priced from $142,000 to $270,000.

      SUMMER CHASE is a community for active adults located in Lake Worth. The community features 221 single-family residences with two-car garages. The price range is $145,000 to $169,000. A social clubhouse is available to all residents along with tennis courts and pool. All remaining homes in this community were sold and delivered in 2001.

      STONECREST is an active adult community located in Marion County consisting of 772 single-family homes priced from $89,000 to $333,000, offering a championship golf course and a recreational clubhouse which includes indoor and outdoor pools.

      TERRACE HOMES AT CELEBRATION, located in Disney's planned community in Osceola County near Orlando, features 99 multi-family condominium residences priced between $133,000 and $222,000.

      SPRING PARK TERRACES AT CELEBRATION, also located in Disney's planned community in Osceola County near Orlando, features 110 multi-family condominium residences.

      VIZCAYA, located in Delray Beach, is an active adult community being developed as part of a strategic alliance with Centerline Homes at Delray, Inc. The community features 504 single-family homes with a multi-million dollar on-site clubhouse and other amenities. Under the terms of a Builder's Agreement, Centerline may be entitled to receive a bonus depending upon the financial performance of the community. See Notes B, I and V to the Consolidated Financial Statements.


CONSTRUCTION

      Oriole is normally the general contractor for the construction of its developments. Company employees monitor the construction of each project, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specified phase of development pursuant to a contract that obligates construction at a fixed price for a specified period of time. Agreements with subcontractors are generally subject to competitive bidding, with the Company continuously negotiating prices and other significant terms.

      At December 31, 2001, the Company employed approximately 42 full-time people in the construction operation. Most materials are obtained by subcontractors and are readily available from numerous sources at commercially reasonable prices. The Company has not experienced any material delays in construction due to shortages of materials or labor, but has experienced cost increases due to shortages of certain types of experienced labor. There has been a significant increase in construction activity in Florida that has resulted in material shortages for some competitors and could, but has not yet, affected the Company's supply of materials.


MARKETING AND SALES

      The Company sells its homes primarily through commissioned employees who typically work in model sales centers or from offices located in model homes in the communities. The

Company may also sell through independent brokers. Oriole's sales and marketing organization consists of approximately 24 full-time employees, many of whom are licensed real estate agents in Florida.

      The Company advertises in newspapers and magazines, by direct mail, on billboards and by radio, television and via the Internet through its website. In fiscal 2001, the Company's aggregate advertising cost was about $2.2 million. Oriole maintains model homes in most of its communities and management believes that these models play a particularly important role in the Company's marketing and merchandising efforts.



COMPETITION AND MARKET INFLUENCES

      The business of developing and selling residential properties and planned communities is highly competitive and fragmented. The Company competes with large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources and the industry is consolidating and competing builders are offering substantially similar, standardized styles of homes. The Company's products must also compete with resales of existing homes and available rental housing. As discussed, management believes that the Company's primary competitive strengths have been location, reputation, price, design, value engineering, amenities and over 25,000 satisfied customers who provide Oriole with a continuous source of referrals.

      In general, the housing industry has historically been cyclical and affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new homes, including the availability and cost of labor and materials, changes in costs associated with home ownership, changes in consumer preferences, demographic trends and the availability and cost of mortgage financing.

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

REGULATION AND ENVIRONMENTAL MATTERS

      In developing a community, the Company must obtain the approval of numerous government authorities that regulate such matters as permitted land uses, density levels, the installation of utilities such as water, drainage and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida have imposed impact fees as a means of defraying the costs of providing certain governmental services to developing areas. The amount of these fees has increased significantly during recent years. Building codes generally require the use of specific construction materials which increases the energy efficiency of homes. Florida adopted a single building code for the entire state, the Florida Building Code 2001, effective March 1, 2002 for building permit applications submitted as of that date. This replaces the various existing codes in different areas of the state. The primary change for projects the Company develops will be in stronger energy efficiency requirements. In addition, each county in which the Company is building has imposed restrictive zoning and density requirements in order to limit the number of persons who live and work within certain boundaries. Counties and cities within Florida have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in the areas where sewage treatment facilities and other public facilities do not reach minimum standards. Certain permits and approvals will be required to complete the communities under development and currently being planned by Oriole. To date, restrictive zoning laws, impact fees, and imposition of moratoriums have not had a material adverse effect on the Company's development activities. However, there is no assurance that such restrictions will not adversely affect the Company in the future.

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

      The Florida Local Government Comprehensive Planning and Land Development Regulation Act provides that public facilities, including, but not limited to: sewer, solid waste, drainage, potable water, parks, roads and recreation facilities, shall be available concurrently with the impact of land development projects that would use such facilities. This requirement is known as the "concurrency" requirement and counties and cities are required to implement concurrency by adopting local comprehensive plans and land development regulations. These plans and regulations establish the guidelines for concurrency review and the exemptions from the concurrency requirement. All of the Company's projects have been found to satisfy concurrency requirements.

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

      The State of Florida requires that certain customer deposits be held in segregated ("escrow") bank accounts or otherwise secured. The Company had previously posted bonds which allowed it to use customer deposits. As of December 31, 2001, the Company discontinued use of these bonds, and has placed required deposits in escrow accounts. See Note K to the Consolidated Financial Statements.

      Prior to the closing of the sale of a condominium, the Florida Statutes afford a purchaser the right to cancel an executed purchase and sale agreement up to 15 days after the date of execution of the agreement and receipt of all the items that the seller is required to deliver to the purchaser. If the purchaser provides notice to the seller within this statutory time period, the purchaser has the right to receive a full refund of any funds deposited with the seller with respect to the purchase price. Upon the closing of the sale, even if the closing occurs less than 15 days after the execution date, the rescission right expires.

EMPLOYEES

      The Company employs approximately 96 full-time persons, 6 of whom are senior executives and 13 of whom are management personnel. The Company has had no major work stoppages as a result of labor disputes and believes that relations with its employees and its subcontractors are good. There are no collective bargaining agreements with employees.



ITEM 2          PROPERTIES

      The Company leases 19,700 square feet of space in a two-story office building in Delray Beach as its principal business office. The lease expires December 31, 2002 and can be renewed, at the Company's option, for an additional five year period. The Company maintains temporary sales and construction offices at its various project locations. These facilities are either rented trailers or offices, or homes made available for sale to customers as the projects complete. The corporate, sales and construction offices are of adequate size and suitably utilized to ensure efficient operations.

ITEM 3          LEGAL PROCEEDINGS

      The Company is a party to various lawsuits, all of which are of a routine nature and are incidental to the Company's present business activities. These proceedings are not material, nor would the adverse resolution thereof materially affect the business or properties of the Company.

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to security holders during the 4th quarter.

                                     PART II

ITEM 5          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

      The Company has two classes of common stock, Class A Common Stock and Class B Common Stock, which have identical dividend rights with the exception that the Class B common stock is entitled to a $.025 per share additional dividend, and are traded on the American Stock Exchange under the symbols OHC.A and OHC.B, respectively. The following sets forth the range of high and low sale prices:

                                             CLASS A                                       CLASS B
QUARTER 2001                      HIGH                    LOW                    HIGH                    LOW
------------                      ----                    ---                    ----                    ---
First                             2.00                    1.38                   1.55                    .94
Second                            3.50                    1.95                   2.90                   1.40
Third                             2.80                    2.05                   2.75                   1.00
Fourth                            2.15                    1.40                   2.00                   1.12
                                             CLASS A                                       CLASS B
QUARTER 2000                      HIGH                    LOW                    HIGH                    LOW
------------                      ----                    ---                    ----                    ---
First                             3.25                    1.56                   3.00                   1.13
Second                            2.75                    1.88                   2.13                   1.63
Third                             1.88                    1.50                   1.63                   1.13
Fourth                            2.00                    1.38                   1.38                    .75


      On March 4, 2002, the last reported sales prices of the Class A Common Stock and Class B Common Stock were $1.92 and $1.95 per share, respectively. On the same date, there were 206 shareholders of record of Class A Common Stock and 173 shareholders of record of Class B Common Stock.

      The Company has experienced net losses in recent years, and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The payment of any dividends will ultimately be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's development activities, capital requirements, restrictions in financing arrangements, the general financial condition of the Company and general business conditions.

ITEM 6          SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the Company and its consolidated subsidiaries and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. The data set forth below as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from the Company's audited consolidated financial statements.



--------------------------------------------------------------------------------------------------------------------------
IN $ THOUSANDS (EXCEPT PER SHARE DATA)              2001            2000            1999           1998            1997
--------------------------------------------------------------------------------------------------------------------------

Revenues                                          142,765          95,655          87,936          91,065        116,190
Net income (loss)                                  (3,566)         (2,581)         (5,042)             82        (20,850)
Shareholders' equity                               35,790          39,356          41,937          46,979         46,897
Average Shareholders' Return on Equity              (9.96%)         (6.56%)        (12.02%)           .17%        (44.46%)
Total Assets                                       79,865         116,218         102,041         135,226        145,060
Long-Term Debt                                     16,347          54,999          46,955          71,478         78,622
Net income (loss) per share (Class A and B)          (.77)           (.56)          (1.09)            .02          (4.51)
Dividends- Class A                                     --              --              --              --             --
Dividends- Class B                                     --              --              --              --             --
Average Shares Outstanding                          4,626           4,626           4,626           4,626          4,626



ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      Some of the statements in this document are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those that the statements anticipate.



PARTICULAR FACTORS THAT COULD AFFECT US

      The following factors in particular could significantly affect our operations and financial results.

      The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as consumer confidence and income, availability of financing, interest rate levels and demand for housing. The resale market for used homes, including foreclosed homes, also affects new home sales.

      The residential homebuilding industry has, from time-to-time, experienced fluctuating lumber prices and supply, as well as shortages of other materials and labor, including insulation, drywall, concrete, carpenters, electricians and plumbers. Delays in construction of homes due to these shortages or due to weather conditions could adversely affect our operations.

      Inflation can increase the cost of building materials and labor and other construction related costs. Conversely, deflation can reduce the value of our land inventory and make it more difficult to include the full cost of previously purchased land in home sale prices.

      Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are considered high.

      In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. Also, our homebuilding activity is dependent upon the cost and availability of mortgage financing for buyers of homes currently owned by potential customers who need to sell before buying from us. Although about 45% of our current sales are for cash, there is no guarantee that future sales will be made on such terms in comparable amounts. If mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may suffer.

      A number of other factors can cause our operating results to vary.

      We have historically experienced, and expect to continue to experience, variability in operating results on a quarterly basis. Factors that may contribute to this variability include, but are not limited to:

      o     The timing of home deliveries and land sales;

      o The timing of receipt of regulatory approvals for the construction of homes;

      o Changes in the regulatory environment particularly with respect to zoning and land use;

      o The condition of the real estate market and general economic conditions, which can be adversely affected by national and international events, such as the tragic events of September 11, 2001;

      o The cyclical nature of the homebuilding and financial services industries;

      o     Changes in federal income tax laws;

      o     An increase in the supply of homes available for sale;

      o     Pricing policies of our competitors;

      o     The timing of the opening of new residential communities, and

      o     The cost and availability of materials and labor.

      Our historical financial performance is not necessarily a meaningful indicator of future results. We expect our financial results to continue to vary from quarter to quarter.

      We have incurred significant losses in the past several years and can provide no assurances that we will be able to implement strategies that will result in profitability.

      We have engaged affiliates of Centerline Homes, Inc. to develop and manage two of our real estate investments, the Vizcaya Project and the Equestrian Club. As our other investment properties are closed and delivered, our profitability may increasingly depend on the ability of Centerline Homes to manage these two investments in a financially successful manner.

 OVERVIEW


      REVENUES. The following table sets forth for the periods indicated certain components of revenues expressed as a percentage of total revenues. See "Results of Operations" for a discussion of factors affecting the components during the periods indicated.

-------------------------------------------------------------------------------------
                             Years Ended December 31,
-------------------------------------------------------------------------------------
                                                    2001          2000          1999
                                                    ----          ----          ----
Sale of homes                                       98.1%         96.2%         88.1%
Other operating revenues                              --           0.1           2.3
Interest, rentals and other income                   1.8           2.8           2.8
Gain on sales of property and equipment
  and land held for investment, net                   .1           1.0           6.9
Selling, general and administrative expenses        12.1          15.7          16.0
Net loss                                            (2.5)         (2.7)         (5.7)

-------------------------------------------------------------------------------------

      BACKLOG. The following table sets forth the Company's backlog at December 31, 2001, 2000 and 1999.

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


-------------------------------------------------------------------------------------
                                    Number                     Aggregate
                                      Of                         Value
December 31                          Units               (Dollars in Millions)
-------------------------------------------------------------------------------------
2001                                  391                         83.2
2000                                  460                         88.0
1999                                  174                         29.2
-------------------------------------------------------------------------------------


EVENT AFFECTING COMPARABILITY

        The results of operations were impacted by the acquisition of the Vizcaya Project. Among other things, the acquisition contributed the delivery of 185 homes producing aggregate revenue of $37.9 million and a preferred return (net income) of $960,000 to results of operations for the year ended December 31, 2001. Vizcaya contributed 70 homes producing aggregate revenue of $13.1 million and similar net income of $401,000 for the year ended December 31, 2000. Under the terms of a Builder's Agreement, Centerline Homes at Delray, Inc. may be entitled to receive a bonus up to the cumulative preferred return, as defined, earned by the Company. Based upon the cumulative Vizcaya results of operations to December 31, 2001, the Company has recorded a potential bonus due to the builder of $760,000.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity can be regarded as the ability of current assets to meet current liabilities when due. A liquid company has less risk of being unable to meet debt, and generally has more financial flexibility to take on investment opportunities. It is also a measure of how easily assets can be converted into cash.

      The Company's cash requirements vary from period to period depending upon changes in inventory, land acquisition and development requirements, construction in progress and, to a lesser extent, the Company's current net income. The Company obtains funds for its cash requirements from operations, proceeds from the sale of investment property and from borrowings. Currently, borrowings are concentrated with two lenders. In connection with land acquisitions and development, the Company may borrow money secured by land and improvements.

      In 2001 the Company used available cash to redeem the remaining $34.9 million of the Company's 12 1/2% Senior Notes due January 15, 2003, purchased land for development purposes for $3.0 million, and invested $5.0 million in an unconsolidated joint venture.

      On June 30, 2001 the Company did not renew its $10.0 million revolving line of credit facility and decided to rely, instead, on its available cash and new credit facilities described below.

      On July 16, 2001, the Company entered into agreements providing for borrowing an aggregate principal amount of $49,878,136 secured by four separate mortgage notes encumbering different parcels of real property (land and related improvements). Interest is at the specified prime rate of the bank plus 0.50% and is adjusted with the prime rate. At March 18, 2002 the interest rate was 5.25%. Interest is to be paid monthly and partial payments of principal are to be made upon delivery of homes. The principal must be paid in full at various maturities ranging from 18 to 24 months from the date of the agreements.

      On July 16, 2001, the Company effected an optional redemption of all of its outstanding 12 1/2% Senior Notes due 2003. The total redemption price was $35,915,688 including accrued interest, $33,313,737 of which was provided by the credit facility described above and $2,601,951 from available cash.

      On August 23, 2001, the Company entered into an agreement providing for borrowing an aggregate principal amount of $1,265,000 for purchase of land (the "Land Loan"). The Land Loan is secured by a mortgage note encumbering the parcel of real property. Interest is at the specified prime rate of the bank plus 0.50%, currently 5.25% per annum. Interest is to be paid monthly and the principal must be paid in full at maturity on August 23, 2002.

      On September 14, 2001, the Company contributed capital of $5,000,000 to a special purpose limited liability company formed to operate a joint venture between the Company and Centerline Homes at the Equestrian Club, Inc. to construct and sell homes in Palm Beach County. On February 27, 2002 an additional $1,000,000 was contributed by the Company. Under the terms of the joint venture, the Company is entitled to a preferential distribution equal to the greater of (a) the first $7,841,000 of Available Cash (as defined in the operating agreement) or (b) a return of all of its capital contributions plus an internal rate of return equal to 25% on its contributions to the venture. Under the terms of the joint venture, the Company may, but is not obligated to, make further capital contributions, make any loan to the joint venture or guarantee any of the joint venture's obligations.

      In 2000 the Company used available cash to repurchase $8.3 million of the Company's 12 1/2 % Senior Notes due January 15, 2003.

      In 1999 the Company purchased land for development purposes totaling approximately $3.6 million, and used available cash to repurchase $13.2 million of the Company's 12 1/2 % Senior Notes due January 15, 2003 and retire an existing $12.2 mortgage on a rental property.

         At December 31, 2001, the Company had approximately $8.1 million in cash and cash equivalents, of which $5.8 million was restricted customer escrow deposits.

      As of December 31, 2001, the Company had no firm commitments for capital expenditures. The Company incurred capital expenditures of $105,123, $1,109,945, and $694,787 in 2001, 2000 and 1999 respectively. The majority of the expenditures were for model furnishings.


FINANCIAL POSITION. The following table sets forth selected balance sheet items of the Company at December 31, 2001 and 2000.

------------------------------------------------------------------
                          Years Ended December 31,
                           (Dollars in Millions)
------------------------------------------------------------------
                                            2001         2000
                                         -------      -------
Cash                                     $   8.1      $  21.7
Inventories                                 59.1         86.5
Senior Notes, at face value                  0.0         34.9
Mortgage Notes                              24.3         20.4
Other Liabilities                           19.8         21.6
------------------------------------------------------------------

      The following table represents the Company's contractual obligations at December 31, 2001.


----------------------------------------------      ------------------------------------------------------------------------------
                                                                      Payments Due by Period
                                                    ------------------------------------------------------------------------------
                                                                    Less than 1         1 - 3            4 - 5          After 5
Contractual Obligations                              Total              year            years            years           years
---------------------------------------------      -----------      -----------      -----------      -----------      ----------
Long-Term Debt (Mortgage Notes)                    $24,257,026      $ 7,909,789      $16,347,237      $        --      $       --
Capital Lease Obligations                                   --               --               --               --              --
Operating Leases                                       760,619          571,016          144,497           45,106              --
Unconditional Purchase Obligations                          --               --               --               --              --
Other Long-Term Obligations                                 --               --               --               --              --
                                                   -----------      -----------      -----------      -----------      ----------
Total Contractual Cash Obligations                 $25,017,645      $ 8,480,805      $16,491,734      $    45,106      $       --
                                                   ===========      ===========      ===========      ===========      ==========


      See Note I for further discussion of long-term debt and Note Q for operating leases. The Company has no other commercial commitments.

           The Company has no material commitments or material off-balance sheet obligations that would affect future liquidity. Management anticipates that funds from operations, available cash and cash available under existing credit facilities are sufficient for reasonably anticipated current and near-term capital requirements during 2002. As funds from operations result primarily from the delivery of homes, which cycle time is eight to twelve months, a decrease in customers' demand for homes would not have an immediate impact on cash availability. The effect of a decrease in demand, if any, would be felt in the following year.

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



RESULTS OF OPERATIONS

OVERVIEW

         In terms of revenues, the Company records sales of real estate in accordance with generally accepted accounting principles governing profit recognition for real estate transactions. The Company's principal source of revenue is the sale of residential homes. Sales, including profit recognition, of residential homes and land are recognized upon delivery and closing. Payments received from customers prior to closing are recorded as deposits. The buyer places a deposit (10% or more of the sales price) with Oriole. A sales price is set at the contract signing subject to amendment for subsequent sales of options at the customer's request. Revenue is recognized on the delivery and closing date of the sale, at which time title is transferred and 100% of the cash sales price is collected by Oriole.

         The Company records inventory at land cost, plus accumulated land development and construction costs, including capitalized interest, real estate taxes, and other carrying costs. These capitalized costs are included in cost of home sales when delivered. Also, certain other project costs are capitalized as the project is developed. The total capitalized costs of our real estate projects are assigned to residential units based on specific identification and/or relative value and/or area methods, where applicable. This allocation is necessary to properly charge inventory to cost of sales upon the delivery of homes.

         The accumulated costs of land and homes are reviewed by management on a continuous basis to determine that these are not in excess of estimated fair value less cost to sell. Estimated fair value less cost to sell is based upon sales and backlog in the normal course of business less estimated cost to complete and dispose of the property.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Revenues from home sales increased $48.0 million (52.2%) during the fiscal year 2001 as compared to 2000 primarily due to an increase in the number of homes delivered as a result of the Vizcaya Project. As compared to the 562 homes delivered in 2000, Oriole delivered 719 homes in 2001, 185 of which for $37.9 million were contributed by this project. Accompanying this increase in number of homes delivered, there was a 19.0% increase in the average selling price of deliveries in 2001 to $194,800 from $163,700. Much of the increase in average selling price is due to the higher number of single-family homes closed in 2001 at 492, with average revenue per single-family home increasing $37,000 to $220,900. Multi-family home prices remained stable at average revenue of $138,000 on 18 fewer deliveries in 2001. The number of contracts executed and the aggregate dollar value of those contracts decreased to 650 and $135.3 million respectively, in 2001, from 848 and $150.8 million, respectively, in 2000. Of this amount in 2001, 200 and $41.6 million, respectively, related to the Vizcaya Project. The average selling price of homes contracted in 2001 increased 17.0 % to $208,100 from $177,800 in 2000.

      Non-homebuilding revenues decreased to $0.1 million in 2001 as compared to $1.0 million in 2000.

      Interest, rentals and other income was approximately the same in 2001 as it was in 2000.

      Cost of home sales increased to $128.4 million (54.9%) in 2001 from $82.9 million in 2000, due principally to the increase in revenues from home sales. Cost of sales increased slightly as a percentage of home sales in 2001 to 91.7% from 90.1% in 2000. The cost of home sales increase in 2001 was largely due to a $760,000 accrual to the builder of the Vizcaya project for a potential bonus based upon the cumulative results of operations to December 31, 2001.

      Selling, general and administrative expenses increased $2.2 million (14.8%) in 2001 as a result of the Vizcaya Project. These expenses decreased as a percentage of total revenue to 12.1% from 15.7% due to the increase in total revenue.

      The Company incurred a net loss in 2001 of $3.6 million or $0.77 per share, as compared to a net loss of $2.6 million, or $0.56 per share, in 2000. Included in this net loss, however, is a $0.6 million non-cash extraordinary item for the early extinguishment of debt.

      The Company has earned a preferred return, as defined, based upon its cash investment in the Vizcaya Project. Because this cash investment has been substantially reduced, and because the builder may receive a bonus from available profits up to an amount equal to the Company's cumulative preferred return, future net income accruing to the Company from this project is expected to be significantly lower.

      Earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, is recognized within the real estate industry as a meaningful financial measure. Interest expense included in the cost of sales, depreciation, amortization, and the 2001 extraordinary item related to early extinguishment of debt are non-cash items added back to the Company's net loss of $3,566,000 and therefore included in EBITDA of $8,648,000.

      EBITDA increased $4.2 million to $8.6 million for 2001 from $4.4 million in 2000. The increase resulted from the increase in home sales.

      The Company has responded to the close-out of several of its projects by reductions in staff and related overhead expenses. The Company reduced staff by 22% in 2001 and will continue to adjust to meet current market conditions.

      Sales revenues from closed and delivered homes remained strong in the last two quarters of 2001 but new contracts written have decreased.

      Based upon the reduced backlog of homes to be delivered and the reduced number of customer deposits as compared to last year, home-building revenues for fiscal 2002 will most likely be lower than fiscal 2001. The Company believes that the Stonecrest project can provide a stable source of revenue for the next several years. The Spring Park Terraces project, for which land development began in late 2001, and the proposed Sandpiper Isles and Sandpiper Greens projects in Pelican Landing, will be in development and construction stages in 2002, with sales revenues being recognized through 2003. The build-out of many of our current projects is anticipated by year-end 2002, and the Company is evaluating future land purchases, as well as developing future strategies for positioning itself within the competitive building and development market in Florida. The Company is now in the process of considering strategic alternatives to its current operating strategies in an effort to determine the best means of maximizing shareholder value.

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      Revenues from home sales increased $14.5 million (18.8%) during the fiscal year 2000 as compared to 1999 primarily due to an increase in the number of homes delivered as a result of the acquisition of the Vizcaya Project. As compared to the 501 homes delivered in 1999, Oriole delivered 562 homes in 2000, 70 of which for $13.1 million were contributed by the Vizcaya Project. There was a 5.9% increase in the average selling price of homes delivered in 2000 to $163,700 from $154,600. The number of contracts executed and the aggregate dollar value of those contracts increased to 848 and $150.8 million respectively, in 2000, from 463 and $73.1 million, respectively, in 1999. Of this amount, 193 and $37.1 million, respectively, related to the Vizcaya Project. The average selling price of homes contracted in 2000 increased 12.7% to $177,800 from $157,800 in 1999.

      Non-homebuilding revenues decreased to $1.0 million in 2000 as compared to $8.1 million in 1999. This decrease occurred because the prior year included both proceeds from the sale of certain properties held for investment and the associated rental income derived from those properties. These income streams were not duplicated in 2000 due to the sale of the underlying assets in 1999.

      Interest, rentals and other income was approximately the same in 2000 as it was in 1999.

      Cost of home sales increased to $82.9 million (18.0%) in 2000 from $70.3 million in 1999. However, cost of sales actually decreased as a percentage of home sales in 2000 to 90.2% from 90.8% in 1999 due to higher average selling prices.

      Selling, general and administrative expenses increased $1.0 million (7.0%) in 2000 as a result of the Vizcaya Project. These expenses decreased as a percentage of total revenue to 15.7% from 16.0% due to the increase in total revenue.

      The Company incurred a net loss in 2000 of $2.6 million or $0.56 per share, as compared to a net loss of $5.0 million, or $1.09 per share, in 1999.

      Significantly, the 1999 net loss was affected by several one-time transactions which included (a) a loss of $4.9 million to write down the value of land inventory for 250 unsold housing units to fair market value less cost to sell; (b) a loss of $1.4 million to write down the value of an investment in a joint venture; and (c) a gain of $6.1 million from the sale of certain properties and equipment. In addition, 1999 also included an additional $2.0 million in rental income derived from the properties and equipment sold.

      EBITDA, adjusted to exclude the 1999 non-cash valuation adjustments and gains on property and equipment, increased $0.9 million to $4.4 million for 2000 from $3.5 million in 1999, primarily due to the impact of the Vizcaya Project. EBITDA was also affected by the other factors influencing net income discussed above.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      The Company is exposed to market risk, primarily related to interest rates. In 2001 the Company redeemed its fixed rate 12.5% Senior Note debt and entered into a borrowing arrangement with a bank providing for variable interest rates tied to the prime interest rate. This change in composition of debt significantly reduced interest expense but modified interest rate risk in 2001 as rates are now subject to increases in the prime rate. As homes covered by this debt are closed and delivered to customers, associated principal repayments are made, reducing the loan balances and the amount at risk. The Company's variable rate debt at the end of 2001 was $24,257,026. A one hundred basis point increase in prime rate would result in an increase of $242,570 in annual interest expense before principal reductions during 2002. The Company does not enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. Accordingly, it is the Company's belief that risks associated with interest rates are minimal and would not materially affect the results of operations of the Company.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                            Page
                                                                            ----

Consolidated Balance Sheets as of
December 31, 2001 and 2000 ...........................................      27

Consolidated Statements of Operations for the Years Ended
December 31, 2001, 2000, and 1999 ....................................      29

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2001, 2000, and 1999 ....................................      30

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000, and 1999 ....................................      31

Notes to Consolidated Financial Statements ...........................      32


Report of Independent Accountants ....................................      48



                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                     ASSETS

                                                        2001              2000
                                                   ------------      ------------
Cash and cash equivalents
        Cash and cash equivalents                  $  2,226,739      $ 18,076,508
        Restricted cash                               5,849,729         3,631,248
                                                   ------------      ------------
                                                      8,076,468        21,707,756
Inventories
        Land                                         31,765,628        49,406,779
        Homes completed or under construction        26,047,903        32,876,886
        Model homes                                   1,300,459         4,216,273
                                                   ------------      ------------
                                                     59,113,990        86,499,938
Property and equipment, at cost
        Land                                             80,885            81,379
        Buildings                                       457,216           664,065
        Furniture, fixtures and equipment             2,223,601         3,044,175
                                                   ------------      ------------
                                                      2,761,702         3,789,619
Less accumulated depreciation                         1,952,717         2,127,155
                                                   ------------      ------------
                                                        808,985         1,662,464
                                                   ------------      ------------

Land held for investment, at cost                     1,857,300         1,857,300

Investment in unconsolidated joint venture            5,000,000                --

Other
        Prepaid expenses                              1,732,764         1,713,099
        Unamortized financing costs                     752,970           392,752
        Other assets                                  2,522,057         2,384,853
                                                   ------------      ------------
                                                      5,007,791         4,490,704
                                                   ------------      ------------

                           Total assets            $ 79,864,534      $116,218,162
                                                   ============      ============



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                                  DECEMBER 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               2001              2000
                                                                          ------------      ------------
Liabilities
        Line of credit                                                    $         --      $     10,000
        Mortgage notes payable                                              24,257,026        20,415,730
        Accounts payable and accrued liabilities                            10,054,699        11,662,494
        Customer deposits                                                    9,763,166        10,190,140
        Senior notes                                                                --        34,584,277
                                                                          ------------      ------------

                        Total liabilities                                   44,074,891        76,862,641
                                                                          ------------      ------------


Shareholders' equity
        Class A common stock, $.10 par value
                        Authorized - 10,000,000 shares
                        Issued and outstanding - 1,863,149
                        in 2001 and 1,863,649 in 2000                          186,315           186,365
        Class B common stock, $.10 par value
                        Authorized - 10,000,000 shares
                        Issued and outstanding - 2,762,375
                        in 2001 and 2,761,875 in 2000                          276,238           276,188

        Additional paid-in capital                                          19,267,327        19,267,327

        Retained earnings                                                   16,059,763        19,625,641
                                                                          ------------      ------------

                        Total shareholders' equity                          35,789,643        39,355,521
                                                                          ------------      ------------

                        Total liabilities and shareholders' equity        $ 79,864,534      $116,218,162
                                                                          ============      ============



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                        2001                2000                1999
                                                   -------------       -------------       -------------
Revenues
        Sales of homes                             $ 140,029,478       $  91,989,406       $  77,454,410
        Sales of land                                     14,500              15,000                  --
        Other operating revenues                              --              73,115           2,003,522
        Gain on sales of property and
             equipment, net                              105,469             930,872           3,745,618
        Gain on sales of land held for
             investment and other assets, net                 --                  --           2,305,603
        Interest, rentals and other income             2,615,126           2,646,882           2,426,739
                                                   -------------       -------------       -------------
                                                     142,764,573          95,655,275          87,935,892
                                                   -------------       -------------       -------------

Costs and expenses
        Cost of homes                                128,461,317          82,939,937          70,308,875
        Inventory valuation adjustment                        --                  --           4,860,636
        Cost of land sold                                  6,442              11,603                  --
        Loss on joint venture investment                      --                  --           1,430,083
        Costs relating to other operating
             revenues                                      9,587             190,475           1,892,866
        Selling, general and administrative
             expenses                                 17,281,097          15,054,416          14,074,117
        Interest costs incurred                        4,362,383           6,003,735           6,888,691
        Interest capitalized (deduct)                 (4,362,383)         (5,963,505)         (6,477,555)
                                                   -------------       -------------       -------------
                                                     145,758,443          98,236,661          92,977,713
                                                   -------------       -------------       -------------

Net loss before extraordinary item                 $  (2,993,870)      $  (2,581,386)      $  (5,041,821)

Extraordinary loss on early extinguishment
     of debt                                            (572,008)                 --                  --
                                                   -------------       -------------       -------------

Net loss                                           $  (3,565,878)      $  (2,581,386)      $  (5,041,821)
                                                   =============       =============       =============

Basic and Diluted loss per Class
     A and B common share available for
     common stockholders

Net loss before extraordinary item                 $        (.65)      $        (.56)      $       (1.09)

Extraordinary item                                 $        (.12)      $          --       $          --
                                                   -------------       -------------       -------------

Net loss                                           $        (.77)      $        (.56)      $       (1.09)
                                                   =============       =============       =============

Weighted average number of common
     shares outstanding -  Basic and Diluted           4,625,524           4,625,524           4,625,524
                                                   =============       =============       =============



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                         COMMON STOCK
                                --------------------------------------------------------------
                                           CLASS A                           CLASS B
                                -----------------------------     ----------------------------
                                                                                                  ADDITIONAL
                                                                                                    PAID-IN         RETAINED
                                   SHARES           AMOUNT            SHARES         AMOUNT         CAPITAL         EARNINGS
                                ------------     ------------     ------------    ------------    ------------    ------------
Balance at January 1, 1999         1,864,149     $    186,415        2,761,375    $    276,138    $ 19,267,327    $ 27,248,848
Net loss for 1999                         --               --               --              --              --      (5,041,821)

Stock conversion                        (500)             (50)             500              50              --              --
                                ------------     ------------     ------------    ------------    ------------    ------------
Balance at December 31, 1999       1,863,649     $    186,365        2,761,875    $    276,188    $ 19,267,327    $ 22,207,027

Net loss for 2000                         --               --               --              --              --      (2,581,386)
                                ------------     ------------     ------------    ------------    ------------    ------------
Balance at December 31, 2000       1,863,649     $    186,365        2,761,875    $    276,188    $ 19,267,327    $ 19,625,641

Net loss for 2001                         --               --               --              --              --      (3,565,878)
                                ------------     ------------     ------------    ------------    ------------    ------------

Stock conversion                        (500)             (50)             500              50              --              --
                                ------------     ------------     ------------    ------------    ------------    ------------
Balance at December 31, 2001       1,863,149     $    186,315        2,762,375    $    276,238    $ 19,267,327    $ 16,059,763
                                ============     ============     ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                          2001               2000               1999
                                                                     ------------       ------------       ------------
Cash flows from operating activities
       Net loss                                                      $ (3,565,878)      $ (2,581,386)      $ (5,041,821)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities
            Depreciation                                                  437,362            312,585            892,446
            Extraordinary item                                            572,008                 --                 --
            Amortization                                                1,367,388            481,194            759,715
            Gain on sales of property, equipment and land held
              for investment, net                                        (105,469)          (970,289)        (6,051,221)
            Inventory valuation adjustment                                     --                 --          4,860,636
            Loss on joint venture investment                                   --                 --          1,430,083
       (Increase) decrease in operating assets
            Receivables                                                        --            262,240            691,044
            Inventories                                                27,775,021         16,218,657         17,601,052
            Other assets                                                 (715,579)           (35,200)           878,440
       Increase (decrease) in operating liabilities
            Accounts payable and accrued liabilities                   (1,607,795)        (1,276,534)        (3,109,137)
            Customer deposits                                            (426,974)         2,914,842           (512,039)
                                                                     ------------       ------------       ------------
       Total adjustments                                               27,295,962         17,907,495         17,441,019
                                                                     ------------       ------------       ------------
            Net cash provided by operating activities                  23,730,084         15,326,109         12,399,198
                                                                     ------------       ------------       ------------

Cash flows from investing activities
       Acquisition of project, net of cash acquired                            --        (22,672,617)                --
       Capital expenditures                                              (105,123)        (1,109,945)          (694,787)
       Investment in unconsolidated joint venture                      (5,000,000)                --                 --
       Return on investment in Regency joint venture                           --          1,242,240            616,273
       Sales of property and equipment and land held for
         investment                                                       237,635          2,364,530         20,661,638
                                                                     ------------       ------------       ------------
            Net cash (used in) provided by investing activities        (4,867,488)       (20,175,792)        20,583,124
                                                                     ------------       ------------       ------------

Cash flows from financing activities
       Proceeds from bank borrowings                                   73,848,978         28,631,913          1,575,101
       Principal payments of bank borrowings                          (70,007,682)       (12,522,555)       (13,239,114)
       Financing costs                                                 (1,461,180)                --                 --
       Repayment of line of credit                                        (10,000)                --                 --
       Repurchase of senior notes                                     (34,864,000)        (8,260,000)       (13,168,000)
                                                                     ------------       ------------       ------------
            Net cash (used in) provided by financing activities       (32,493,884)         7,849,358        (24,832,013)
                                                                     ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                  (13,631,288)         2,999,675          8,150,309

Cash and cash equivalents at beginning of year                         21,707,756         18,708,081         10,557,772
                                                                     ------------       ------------       ------------

Cash and cash equivalents at end of year                             $  8,076,468       $ 21,707,756       $ 18,708,081
                                                                     ============       ============       ============

Supplemental disclosures of cash flow information
Cash paid during the year for:
       Interest (net of amount capitalized)                          $    559,243       $  1,358,648       $    820,159
       Income taxes                                                  $         --       $         --       $         --



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

     The Company, a Florida corporation, is engaged principally in the design, construction, marketing and sale of single-family homes, patio homes, townhomes, villas, duplexes and low and mid-rise condominiums in Palm Beach, Broward, Lee, Marion and Osceola counties in Florida.

     REVENUE RECOGNITION

     The Company records sales of real estate in accordance with generally accepted accounting principles governing profit recognition for real estate transactions. The Company's principal source of revenue is the sale of residential homes. Sales, including profit recognition, of residential homes and land are recognized upon delivery and closing. Payments received from customers prior to closing are recorded as deposits. All sales require a written (and signed) contract with the buyer communicating a final understanding between parties as to the specific nature and terms of the transaction. The buyer places a deposit (10% or more of the sales price) with Oriole. A sales price is set at the contract signing subject to amendment for subsequent sales of options at the customer's request. Revenue is recognized on the delivery and closing date of the sale, at which time title is transferred. On this date, 100% of the cash sales price is collected by Oriole.

     INVENTORIES

     The Company records inventory at land cost, plus accumulated land development and construction costs, including capitalized interest, real estate taxes, and other carrying costs. These capitalized costs are included in cost of home sales when delivered. Also, certain other project costs are capitalized as the project is developed. The total capitalized costs of our real estate projects are assigned to residential units based on specific identification and/or relative value and/or area methods, where applicable. This allocation is necessary to properly charge inventory to cost of sales upon the delivery of homes.

     The accumulated costs of land and homes are not in excess of estimated fair value less cost to sell. Estimated fair value less cost to sell is based upon sales and backlog in the normal course of business less estimated cost to complete and dispose of the property. The Company's management, on a continuous basis, reviews individual projects in inventory for potential adjustments to fair value.

     Of the inventory amounts represented as homes completed or under construction, homes which are completed aggregate approximately $4,477,000, or 17% of the total, in 2001 and $8,213,000, or 25% of the total, in 2000.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION - Continued

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. The Company provides for depreciation of property and equipment by the straight-line method for buildings and the MACRS method for furniture, fixtures and equipment over the following estimated useful lives of the various classes of depreciable assets:

               Buildings                                      25 to 31.5 years
               Furniture, fixtures and equipment                  3 to 7 years

     UNAMORTIZED FINANCING COSTS

     Certain prepaid costs incurred in connection with the construction loan agreements entered into in 2001 have been deferred and are being amortized as the units financed are delivered over the term of the debt.

     CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with maturities of one month or less when purchased.

     NET LOSS PER SHARE

     Net loss per common share is computed by dividing net loss by the weighted average shares outstanding during each year. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding during each year, except in loss years when their inclusion would be antidilutive.

     ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000, and 1999 was $2,174,875,
     $2,557,809, and $1,584,483, respectively.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION - Continued


     NEW ACCOUNTING PRONOUNCEMENTS


     In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets", and No. 143, "Accounting for Asset Retirement Obligations". In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and requires the acquired intangible assets to be recognized as assets apart from goodwill if certain criteria are met. Implementation of SFAS No. 141 did not have an effect on the financial statements of the Company.

     SFAS No. 142 is effective for fiscal years beginning December 15, 2001 and provides guidance on accounting for intangible assets and eliminates the amortization of both goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment at least annually. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. We do not expect the adoption of SFAS No. 142 to have a material impact on the Company's financial position or results of operations.

     SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires recognition in the period in which it is incurred of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. We do not expect this statement to have a material effect on our financial position or results of operations.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION - Continued

     SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. It also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

     The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, which will be our fiscal 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position or results of operations.

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

     Under the terms of the Builder's Agreement, Centerline Homes at Delray, Inc. ("Centerline-Delray") agreed, among other things, to complete and manage the Vizcaya Project. The Builder's Agreement provides that Centerline-Delray will be entitled to receive certain bonus payments depending upon the performance of the Project after the Company has been repaid its cash investment of $6.5 million and a preferred return of 25% per annum on its cash investment. For 2001 and 2000, this preferred return included in net income amounted to $960,000 and $401,000, respectively. The builder is entitled, out of available profits as defined, to earn a bonus up to the total cumulative preferred return received by the Company. Thereafter, excess net income, as defined, is shared equally.

     Based upon the Vizcaya results of operations to December 31, 2001, the Company has accrued a potential bonus to the builder of $760,000.

     The Company's initial cash investment has been substantially reduced and because the builder may receive a bonus as described above, future net income accruing to the Company is expected to be significantly lower.

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


NOTE C - INVENTORIES

     Information related to the interest component capitalized in the Company's inventories is as follows:

                                                                           Years Ended December 31,
                                                              --------------------------------------------------
                                                                  2001               2000               1999
                                                              ------------       ------------       ------------
Interest capitalized in inventories, beginning of period      $ 10,585,472       $ 10,593,706       $ 14,221,491

Interest capitalized                                             4,362,383          5,963,505          6,477,555

Interest expensed to cost of sales - operations                 (9,505,903)        (5,971,739)        (6,480,654)

Interest expensed - valuation adjustment                                --                 --         (3,624,686)
                                                              ------------       ------------       ------------
Interest capitalized in inventories, end of period            $  5,441,952       $ 10,585,472       $ 10,593,706
                                                              ============       ============       ============



NOTE D  - INVENTORY AND FIXED ASSET VALUATION ADJUSTMENTS

     The Company follows SFAS No. 121, which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the undiscounted expected future cash flows from the use of the asset is less than the net book value of the asset. The Company periodically reviews the carrying value of its assets and, if such reviews indicate a lack of recovery of the net book value, adjusts the assets accordingly.

     The Company recorded in the second and fourth quarters of 1999, non-cash inventory valuation adjustments totaling $2,480,695 and $2,379,941 respectively or $.54 and $.51 per common share, respectively. These adjustments reduced certain inventory to estimated fair value less cost to sell. The inventory adjustments pertained to land inventory for approximately 344 unsold housing units located in four developments.

NOTE E - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     On September 14, 2001, the Company contributed capital of $5,000,000 to a special purpose limited liability company formed to operate a joint venture between the Company and Centerline Homes at the Equestrian Club, Inc. to construct and sell homes in Palm Beach County. On February 27, 2002 an additional $1,000,000 was contributed by the Company. Under the terms of the joint venture, the Company is entitled to a preferential distribution equal to the greater of (a) the first $7,841,000 of Available Cash (as defined in the operating agreement) or (b) a return of all of its capital contributions plus an internal rate of return equal to 25% on its contributions to the venture. Under the terms of the joint venture, the Company may, but is not obligated to, make further capital contributions, make any loan to the joint venture or guarantee any of the joint venture's obligations. The Company's interest in the joint venture is accounted for using the equity method of accounting. The Company received no distribution from its interest in the joint venture during the period ended December 31, 2001 and there was no undistributed profit or loss at December 31, 2001.


NOTE F - INVESTMENT IN REGENCY JOINT VENTURE

     The Company had one investment in a joint venture with Regency Homes in 1999. The joint venture constructed and sold homes. During the year ended December 31, 1999, there was no advance from the Company to the joint venture. In January, 2000, the Company received $1,242,240 from the sale of its remaining lots. The balance of the Company's investment of $1,430,083 was unrecoverable and was written off as of December 31, 1999. In August, 2001, a final settlement of $115,000 was received from the joint venture partner, and was recorded as miscellaneous income.


NOTE G - LIFE INSURANCE

     The Company has advanced premiums for life insurance policies on the lives of two of its officers and their spouses who own significant shares of common stock of the Company. An irrevocably designated trustee of the officers is the beneficiary. Upon the death of the officers or termination of the policies, the Company shall receive an amount equal to the aggregated premiums paid less any policy loans and unpaid interest or cash withdrawals received by the Company. The accumulated premiums paid by the Company on the above policies through the years ended December 31, 2001 and 2000 were $1,314,329 and $1,160,466, respectively, and are classified as other assets. At December 31, 2001 the cash surrender value of the policies was $800,000.

     In connection with the premium advances, the Company obtained an option from the officers to acquire all or any part of the Class A or Class B common stock of the Company owned by such individuals at the market price of such securities at the time of their death.


NOTE H - LINE OF CREDIT

     At June 30, 2001, the Company did not renew its $10.0 million Revolving Line of Credit facility and decided to rely, instead, on its available cash and new credit facilities discussed at Note I.

NOTE I - MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 2001 and 2000, are as follows:

                                    2001             2000
                                 -----------      -----------

          Construction Loan      $        --      $ 2,167,046

          Vizcaya Loan             9,743,763       18,248,684

          Mortgage Notes          13,222,242               --

          Land Loan                1,291,021               --
                                 -----------      -----------

                                 $24,257,026      $20,415,730
                                 ===========      ===========

    On December 22, 1998, the Company entered into a Construction Loan Agreement with a bank providing for a loan totaling $6,750,000 (the "Construction Loan") and a letter of credit facility in the amount of $200,000 in connection with the Company's acquisition of certain real property (the "Land") and the construction of single family residential homes thereon (the "Homes"). The Loan was comprised of a $3,750,000 acquisition loan (the "Acquisition Loan") relating to the purchase of the Land and a revolving credit facility in an amount of up to $3,000,000 outstanding at any time to be used to finance construction of the Homes (the "Revolving Loan"). Interest charged on the loan was at the specified LIBOR Market Rate Index plus 0.275%, or the prime rate of the bank, as selected each month by the Company. At December 31, 2000, the interest rate on the loan was 9.5%. Accrued interest on the loan was payable monthly and partial payments of principal were made upon the delivery of homes. The loan was secured by certain land and improvements. The loan was paid in full during 2001.

    On August 8, 2000, in connection with the Vizcaya Project, a wholly owned subsidiary of the Company borrowed an aggregate principal amount of $26,787,200, of which $9,580,430 is for future construction costs (the "Vizcaya Loan"). The Vizcaya Loan is secured by real property and other assets acquired in connection with the acquisition of the Vizcaya Project. The Company has agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. Certain individual guarantors, not related to the Company, have agreed to jointly and severally guarantee the Vizcaya Loan. The Vizcaya Loan bears interest at the prime rate of the bank, which was 4.75% and 9.50% as of December 31, 2001 and 2000, respectively. Accrued interest on the loan is payable monthly and partial payments of principal are made upon the delivery of homes. The Vizcaya Loan is collateralized by certain land and land improvements.

    On July 16, 2001, the Company entered into agreements that provided for borrowing an aggregate principal amount of $49,878,136, of which $15,451,742 was for future construction costs (the "Mortgage Notes"). Four separate mortgage notes encumbering different parcels of real property (land and related improvements) collateralize the loans. Interest is at the specified prime rate of the bank plus 0.50%, which was 5.25% at December 31, 2001. Interest is payable monthly and partial payments of principal are to be made upon the delivery of homes. The principal must be paid in full at various maturities ranging from January 16, 2003 to July 16, 2003.

    On August 23, 2001, the Company entered into an agreement that provided for borrowing an aggregate principal amount of $1,265,000 for the purchase of land (the "Land Loan"). A mortgage note encumbering a parcel of real property secures the Land Loan. Interest is at the specified prime rate of the bank plus 0.50%, or 5.25% as of December 31, 2001. Interest is payable monthly, and the principal must be paid in full at maturity on August 23, 2002.


NOTE J - INCOME TAXES

     Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement amounts and liabilities and their respective tax bases.

     As of December 31, 2001 and 2000, the significant components of the Company's deferred tax assets and liabilities were:

                                                                           2001               2000
                                                                      ------------       ------------
          AMT credit carryover                                        $    113,877       $    113,877
          Federal net operating loss carryforward                       11,149,296          9,269,465
          State net operating loss carryforward                          2,590,983          2,286,892
          Inventory valuation adjustment                                   596,607          1,715,847
          Reserve for warranties and other accrued expenses                380,933            334,472
          Percentage of completion                                         752,786            421,224
          Inventory capitalization                                          56,476             51,433
                                                                      ------------       ------------
                     Total deferred tax asset, before valuation
                          allowance                                     15,640,958         14,193,210
          Less valuation allowance                                      13,310,528         12,092,561
                                                                      ------------       ------------
                     Total deferred tax assets, net of valuation
                          allowance                                      2,330,430          2,100,649
                                                                      ------------       ------------

          Deferred expenses                                             (2,217,660)        (2,090,708)
          Accelerated depreciation                                        (112,770)            (9,941)
                                                                      ------------       ------------
                     Total deferred tax liabilities                     (2,330,430)        (2,100,649)
                                                                      ------------       ------------

          Net deferred tax (liability) asset                          $         --       $         --
                                                                      ============       ============


     The net change in the valuation allowance for the years ended December 31, 2001 and 2000 were increases of $1,217,967 and $1,047,284, respectively.

     The principal reasons for the difference between the total tax expense and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is the valuation allowance and the effects of state income taxes.

     At December 31, 2001, the Company has federal and state net operating loss carryforwards (NOLs) of $32,792,047 and $47,108,781, respectively. Of this amount, $6,128,138 of the federal NOLs expire in 2012 and $21,134,995 will begin to expire in 2018. The Company's state NOLs will begin to expire principally in the year 2012. The complete realization of the value of the NOLs is dependent on various factors, including future profitability.


NOTE K - CUSTOMER DEPOSITS

     Certain customer deposits, pursuant to statutory regulations of the State of Florida or by agreement between the customer and the Company, are held in segregated bank accounts. At December 31, 2001 and 2000, cash in the amounts of $5,849,729 and $3,631,248, respectively, was so restricted and classified as restricted cash on the consolidated balance sheets.

     The Company previously entered into an escrow agreement with a certain bank and the Division of Florida Land Sales and Condominiums which allowed the Company to use customer deposits which were maintained in an escrow account. Deposits of up to $107,229 in 2000 which could be released to the Company were guaranteed by bonds aggregating $1,250,000. As of December 31, 2001, the Company had discontinued use of performance bonds, and placed customer deposits in escrow accounts as provided for by State regulations.


NOTE L - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities include the following:

                                                2001             2000
                                           -----------      -----------
          Accounts payable                 $ 6,995,586      $ 7,618,760
          Accrued interest                     991,903        2,513,191
          Accrued warranties on homes          700,000          941,974
          Other accrued liabilities          1,367,210          588,569
                                           -----------      -----------
                                           $10,054,699      $11,662,494
                                           ===========      ===========

NOTE M - SENIOR NOTES

     Senior notes consist of the following:

                                                                      2001               2000
                                                                ------------       ------------
          12 1/2% senior notes due January 15, 2003 at par
               with an effective interest rate of 13.02%        $         --       $ 70,000,000
          Repurchase of senior notes to be used as part of
               sinking fund                                               --        (35,136,000)
          Unamortized discount                                            --           (279,723)
                                                                ------------       ------------

                                                                $         --       $ 34,584,277
                                                                ============       ============


     On January 13, 1993, the Company issued 12 1/2% senior notes ("Senior Notes"), due January 15, 2003. The Senior Notes had a face value of $70,000,000 and were issued at a discount of $1,930,600. The Senior Notes were senior unsecured obligations of the Company subject to redemption at the Company's option on or after January 15, 2001 at 100% of the principal amount.

     On July 16, 2001, the Company effected an optional redemption of all of its outstanding 12 1/2% Senior Notes due 2003. The total redemption price, including accrued interest of $2,112,688, was $35,915,688. Of this amount, $33,313,737 was provided by the financing arrangement for $49,878,136 described at Note I above and $2,601,951 from available cash. Prior to this transaction, Senior Notes had been purchased in the open market at varying prices.

     Certain costs incurred in connection with the Senior Notes were deferred and were amortized by using the interest method over the term of the debt, with the remaining unamortized portion of these costs, plus a loan discount, recognized as an extraordinary item of $572,008.


NOTE N - INCOME (LOSS) PER SHARE

     In the years 2001, 2000 and 1999, common stock equivalents have been excluded in the computation of loss per share as the Company incurred net losses during these years and their inclusion would be anti-dilutive. Potential common stock equivalents at December 31, 2001 consist of options to purchase 71,100 shares of common stock at prices ranging from $1.50 to $8.62 per share.


NOTE O - STOCK OPTIONS

     The Company has two stock option plans accounted for under APB Opinion 25 and related interpretations. The plans allow the Company to grant options to employees for the purchase of up to 400,000 shares of Class B common stock and non-employee Directors for the purchase of up to 20,000 shares of Class B common stock. The options have terms of five years for employees and ten years for non-employee Directors when issued. The stock options for employee's vest at the end of the second year, and stock options for non-employee Directors vest 50% each on the date of the first and second Annual Meeting of Shareholders subsequent to the grant of options.

     The exercise price of each option equals the market price of the Company's Class B Common stock on the date of grant.

     Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been increased to the proforma amounts indicated below.


                                                          2001                2000                1999
                                                      -------------       -------------       -------------
          Net income (loss)     As reported           $  (3,565,878)      $  (2,581,386)      $  (5,041,821)
                                Pro forma             $  (3,585,143)      $  (2,595,618)      $  (5,047,666)

          Basic income          As reported           $        (.77)      $        (.56)      $       (1.09)
          (loss) per share      Pro forma             $        (.77)      $        (.56)      $       (1.09)


     The fair value of each option grant is estimated on the date of grant using the binomial options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: expected volatility of 60.29, 52.18, and 37.59 percent; risk-free interest rate of 4.63, 6.56, and 5.91 percent; and expected life of 5.9, 5.5, and 5.7 years.

     A summary of the status of the Company's stock option plans as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

                                               2001                     2000                      1999
                                       ----------------------   ---------------------     -------------------
                                                    Weighted                Weighted                 Weighted
                                                     Average                 Average                 Average
                                       Shares       Exercise    Shares      Exercise      Shares     Exercise
                                        (000)         Price      (000)        Price       (000)       Price
                                       ------       ---------   -------     ---------     ------     --------
        Outstanding at beginning of
          year                           72.1         $ 3.87     71.3         $ 5.99      61.0        $ 7.06
              Granted                    20.6         $ 1.46     26.7         $ 1.75      19.0        $ 2.06
              Exercised                    --             --       --             --        --            --
              Forfeited                  21.6         $ 6.88     25.9         $ 7.52       8.7        $ 7.37
                                         ----                    ----                     ----
        Outstanding at
           end of year                   71.1         $ 2.25     72.1         $ 3.87      71.3        $ 5.99
        Options exercisable
          at year end                    25.0         $ 3.42     34.2         $ 6.28      52.3        $ 7.28
          Weighted average fair
           value of options
           granted during the
           year                                       $ 0.90                  $ 0.96                  $ 1.20


The following information applies to options outstanding at December 31, 2001:


                                           Options Outstanding                         Options Exercisable
                            ---------------------------------------------------    -----------------------------
                                              Weighted            Weighted                          Weighted
         Range of                               Avg.                Avg.                              Avg.
         Exercise             Shares         Contractual          Exercise          Shares          Exercise
          Prices              (000)             Life                Price            (000)           Price
    --------------------    -----------    ----------------    ----------------    ----------    ---------------
    $1.06 to $1.50             34.0             4.04                $ 1.27            10.0           $ 1.50
    $1.81 to $2.80             28.7             4.72                $ 2.09             6.6           $ 2.06
    $4.50 to $4.50              2.4             6.39                $ 4.50             2.4           $ 4.50
    $7.37 to $8.62              6.0             4.18                $ 7.70             6.0           $ 7.70
                               ----                                                   ----

    $1.06 to $8.62             71.1                                                   25.0
                               ====                                                   ====


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


NOTE Q - LEASING ARRANGEMENTS

     RENTAL PROPERTIES

     In connection with certain developments, the Company holds leases on specific recreation facilities. These leases are accounted for as operating leases.

     The following schedule provides an analysis of the Company's property under operating leases (included in property and equipment) by major classes as of December 31, 2001 and 2000:

                                               2001          2000
                                             --------      --------
          Land                               $ 80,885      $ 81,379
          Buildings                           457,216       664,065
                                             --------      --------
                                              538,101       745,444
          Less accumulated depreciation       457,216       582,198
                                             --------      --------
                                             $ 80,885      $163,246
                                             ========      ========

     The approximate future minimum rental income expected under these leases as of December 31, 2001 is $161,116 annually through the year 2006. Subsequently, the leases are subject to rental escalations for cost of living and expire through various periods ending 2019, 2021 and 2069.

OFFICE AND OTHER LEASES

     The Company leases its corporate office, sales office, a warehouse, certain model homes, office equipment, vehicles and trailers under lease agreements extending through 2006. These are accounted for as operating leases. The lease on the corporate office expires in December, 2002, with an option to renew for up to five years. The approximate future minimum lease payments under non-cancellable leases as of December 31, 2001 are as follows:


         2002                            $571,016
         2003                              82,012
         2004                              62,485
         2005                              39,909
         2006                               5,197
                                         --------
                                         $760,619
                                         ========


     Total net rent expense, including common area maintenance expenses, for each of the years ended December 31, 2001, 2000, and 1999 amounted to approximately $360,000, $360,000, and $384,000, respectively.


NOTE R - DEFERRED COMPENSATION PLAN

     The Company has a defined contribution plan (the "Plan") established pursuant to Section 401(k) of the Internal Revenue Code. Participant employees may elect to contribute up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations. The Company will match 25% of the participant's contributions, not to exceed 6% of the participant's annual compensation. The Company's contributions to the Plan amounted to $50,482 in 2001, $48,757 in 2000, and $47,925 in 1999.


NOTE S - FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS

     The carrying amount approximates fair value because of the short maturity of those instruments.

     LINE OF CREDIT

     The carrying amount of the line of credit approximates fair value due to the length of the maturity and the interest rate being tied to market indices.

     MORTGAGE NOTES

     The carrying amount of the mortgage notes approximates fair value due to the interest rates not being significantly different from the current market rates available to the Company.

     SENIOR NOTES

     The Senior Notes were not listed on any exchange. Prices offered to the Company by individual holders and dealers in the Senior Notes were used to estimate fair value of the Senior Notes. The estimated fair value of the outstanding Senior Notes at December 31, 2001, 2000 and 1999 was $0, $ 32,772,160 and $41,399,040, respectively.


NOTE T - SEGMENT INFORMATION

     The Company has the following two reportable segments: home building and rental operations. The home building segment develops and sells residential properties and planned communities. On January 1, 1999, the rental operations segment consisted of 529 units in two separate properties. A 480 unit complex was sold in 1999, with the remaining units being sold as individual units. On January 1, 2000 the rental operations segment consisted of 39 units, 34 of which were sold in 2000. On January 1, 2001 the rental operations segment consisted of five remaining units, all of which were sold in 2001. There was no material revenue from the remaining units in the rental segment in 2000 and 2001; gains on sale of units were recorded in the home building segment.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies and other information. Segment net income or loss is based on income or loss from operations before income taxes, the cumulative effect of changes in accounting principles, and the allocation of selling, general and administrative costs.

     The following information about the two segments is for the years ended December 31, 2001, 2000, and 1999, in thousands (000).



                                                 Home           Rental
                                               Building        Operations        Other          Total
                                               --------        ----------        -----          -----
          DECEMBER 31, 2001
          Revenues                             $ 141,891              --      $     874      $ 142,765
          Interest expense                         9,506              --             --          9,506
          Depreciation and amortization            2,377              --             --          2,377
          Segment net income (loss)               (4,252)             --            686         (3,566)
          Segment assets                          79,327              --            538         79,865
          Expenditures for segment assets            105              --             --            105

          DECEMBER 31, 2000
          Revenues                             $  94,986              --      $     669      $  95,655
          Interest expense                         6,012              --             --          6,012
          Depreciation and amortization              437              --             39            476
          Segment net income (loss)               (2,822)             --            241         (2,581)
          Segment assets                         115,473              --            745        116,218
          Expenditures for segment assets          1,110              --             --          1,110

          DECEMBER 31, 1999
          Revenues                             $  81,613       $   2,003      $   4,320      $  87,936
          Interest expense                         6,892              --             --          6,892
          Depreciation and amortization            1,251             450              1          1,702
          Segment net income (loss)               (9,195)            111          4,042         (5,042)
          Segment assets                          99,876           1,734            431        102,041
          Expenditures for segment assets            695              --             --            695



During 1999, the Company recorded valuation adjustments to its homebuilding segment in the amount of $4,860,636.

NOTE U - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     A summary of selected quarterly information for the years ended December 31 is as follows:

                                                                 2000 Quarter Ended
                                               ----------------------------------------------------------
                                                       (In thousands, except per share data)

                                               MARCH 31        JUNE 30      SEPTEMBER 30       DECEMBER 31
                                               --------       --------      ------------       ----------
          Total revenue                        $ 17,202       $ 13,214       $ 21,667(1)       $ 43,572(1)
          Net income (loss)                        (793)        (1,582)        (1,505)            1,299
          Net income (loss) per Class A
               and B common share - Basic
               & Diluted                       $  (0.17)      $  (0.34)      $  (0.33)         $   0.28


                                                                  2001 Quarter Ended
                                              -------------------------------------------------------
                                                         (In thousands, except per share data)
                                                                     (as restated)(2)

                                              MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                              --------       --------     ------------    -----------
          Total revenue                       $ 30,567       $ 22,673       $ 40,737       $ 48,788
                                              ========       ========       ========       ========
          Loss before
               extraordinary item               (1,103)        (1,172)          (160)          (559)
          Extraordinary item                        --             --           (572)            --
                                              --------       --------       --------       --------
          Net loss                              (1,103)        (1,172)          (732)          (559)
                                              ========       ========       ========       ========
          Net loss per Class A
               and B common share -
               Basic & Diluted
          Loss before extraordinary item      $  (0.24)      $  (0.25)      $  (0.04)      $  (0.12)
          Extraordinary item                        --             --       $  (0.12)            --
                                              --------       --------       --------       --------
          Net loss                            $  (0.24)      $  (0.25)      $  (0.16)      $  (0.12)
                                              ========       ========       ========       ========


       (1) Includes the acquisition of the Vizcaya Project, which contributed aggregate revenue of $4.2 million and $8.9 million in the third and fourth quarters, respectively.

       (2) During the fourth quarter, the Company recorded a $760,000 potential bonus payable under a Builder's Agreement, a portion of which is reflected in prior quarters. Previously, the reported net loss for the earlier three quarters were $717,000, $1,273,000 and $459,000, respectively.

NOTE V - RELATED PARTY TRANSACTIONS

     In December 2000 the Company sold and leased back nine model homes used by the Vizcaya Project from an entity controlled by certain officers/shareholders of the Company (the "Related Party"). The selling prices of the model homes approximated fair market value.

     The Related Party paid $1,365,010 in cash and issued an unsecured promissory note in the amount of $588,800. Interest on the note of 8.0% per annum is payable monthly beginning December 30, 2000 and the principal must be paid in full no later than maturity on December 30, 2003. On February 27, 2002 principal of $400,000 on the promissory note was repaid.

     In connection with this transaction, the results of operations for the fiscal year 2000 includes revenue of $1,953,810, rent expense of $18,630 and interest income of $3,925. The results of operations for the fiscal year 2001 includes revenue of $204,458, rent expense of $263,489 and interest income of $47,104.

                         REPORT OF INDEPENDENT CERTIFIED

                               PUBLIC ACCOUNTANTS



Board of Directors

Oriole Homes Corp.



We have audited the accompanying consolidated balance sheets of Oriole Homes Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oriole Homes Corp. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



Grant Thornton LLP

Miami, Florida

February 22, 2002

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable.




                                    PART III




ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of Oriole Homes Corp. as of March 18, 2002 were as follows:

NAME                  AGE       POSITION WITH THE COMPANY
----                  ---       -------------------------
George R. Richards    68        Director
Paul R. Lehrer        52        Director
Maurice E. Levenson   75        Director
Richard D. Levy       72        Chairman of the Board, Chief Executive Officer, Director
Mark Levy             49        President, Chief Operating Officer, Director
Harry A. Levy         68        Vice-Chairman of the Board, Secretary, Director
Joseph Pivinski       54        Chief Financial Officer, Vice President - Finance, Treasurer
Christopher Feller    49        Vice-President - Construction


George R. Richards, age 68, now retired, practiced law in Dade County, Florida from 1966 until April 1996. From May 1994 until April 1996, Mr. Richards was a solo practitioner, and from July 1989 to May 1994, Mr. Richards practiced with the law firm of Fine Jacobson Schwartz Nash & Block. Prior to his retirement, Mr. Richards was outside counsel for the Company on various matters. Mr. Richards has been a Director since 1997.

Paul R. Lehrer, age 52, is with St. Joe Real Estate Services Inc. since September, 2001, a commercial real estate service provider, and was formerly President & Chief Executive Officer of Colliers Lehrer International d/b/a Colliers International, Inc., a commercial real estate service provider from 1986 to 2000. Mr. Lehrer has been a Director since 1992.

Maurice E. Levenson, age 75, has been a practicing Certified Public Accountant since 1959, and is a partner and shareholder in Levenson, Katzin and Ballotta, P.A. Mr. Levenson has been a Director since 2001.

Richard D. Levy has served as Chairman of the Board and Chief Executive Officer of the Company since January 1976. Mr. Levy has been an executive officer and Director of the Company since its organization in 1963.

Mark Levy has served as President and Chief Operating Officer since December 1984 and has been employed by the Company since January 1975. Mr. Levy has been a Director since 1982. Mark Levy is the son of Richard D. Levy.

Harry A. Levy has served as Vice Chairman of the Board since May 1991 and as Secretary of the Company since 1968. Mr. Levy is presently devoting the majority of his time at the Company, in addition to overseeing other family interests and investments. Mr. Levy has been a Director since 1963. Harry A. Levy is the brother of Richard D. Levy.

Joseph Pivinski has served as Vice President-Finance, Treasurer and Chief Financial Officer of the Company since October 1997. From 1994 until October 1997, Mr. Pivinski was employed as the Vice President - Finance and Chief Financial Officer of New York City based ECCO Staffing Services, Inc.

Christopher A. Feller has served as Vice President-Construction of the Company since 1985. From 1977 through 1984, Mr. Feller was the Construction Manager at several communities developed by the Company covering a variety of products.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, except for the following, all such filing requirements applicable to its officers, directors and ten percent shareholders were complied with during fiscal 2001: Mr. Pivinski filed a late Form 4 reporting one transaction and Mr. Levenson filed his Form 3 late.

ITEM 11    EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE
                  (numbers shown as dollars except for shares)

                                                                         Long Term
                                       Annual Compensation             Compensation
                                 ---------------------------------         Awards         All Other
Name and Principal Position      Year        Salary        Bonus       Options/SARs(1) Compensation(2)
---------------------------      ----       --------      --------     --------------  ---------------
Richard D. Levy                  2001       $244,327            --            --         $ 23,425
Chairman of the                  2000       $245,250            --            --         $ 20,950
Board and Chief                  1999       $255,941            --            --         $ 23,683
Executive Officer

Mark Levy                        2001       $272,500            --            --         $  8,625
President and Chief              2000       $272,500            --            --         $  6,125
Operating Officer                1999       $272,500            --            --         $  8,000

Harry A. Levy                    2001       $173,846            --            --         $ 12,469
Vice Chairman of the             2000       $160,000            --            --         $ 20,485
Board and Secretary              1999       $160,000            --            --         $ 13,590

Joseph Pivinski                  2001       $160,418      $ 20,000         7,000         $ 11,625
Vice President-Finance,          2000       $141,250            --         7,000         $  8,019
Treasurer and Chief              1999       $126,429      $  8,700            --         $  7,027
Financial Officer

Michael A. Rich(3)               2001       $183,413      $ 60,000        10,000         $  1,585
Vice President-                  2000       $175,000      $ 25,000        17,314               --
Sales & Marketing                1999       $ 37,019            --        10,000               --



(1) Represents options to purchase Class B Common Stock granted. See below table for individual grants.

(2) Represents the Company contribution to the Deferred Compensation Plan for Richard Levy, Mark Levy, Joseph Pivinski and Michael Rich. Also, for Richard Levy, Harry Levy, Mark Levy and Joseph Pivinski amounts include reimbursements under an executive medical reimbursement plan. In the cases of Richard D. Levy and Harry A. Levy it also includes the economic benefits of the premiums paid by the Company under an executive split dollar life insurance program. The Company is entitled to recover the premiums from any amounts paid by the insurer on such a split dollar life policy and has retained an interest in the policies to the extent of the premiums paid.

(3) Mr. Rich joined the Company on October 4, 1999. Amounts shown as compensation for 1999 are for the period from such date through December 31, 1999. Mr. Rich left the Company's employ on January 18, 2002.

COMPENSATION PURSUANT TO STOCK OPTIONS



      The following table sets forth information on option grants in fiscal 2001 to the Named Executive Officers.

                        Option Grants In Last Fiscal Year

                            Number of
                              Shares      Percentage of                                 Potential Realizable Value
                            Underlying    Total Options                                  at Assumed Rates of Stock
                             Options        Granted to      Exercise                    Appreciation for Option Term
                             Granted       Employees in      Price        Expiration    -----------------------------
                               (1)         Fiscal Year     ($/share)         Date           5%($)          10%($)
                            --------      -------------    ---------      ----------      --------        -------
   Joseph Pivinski             7,000          41.8%         $ 1.44        10/04/2006       $ 2,785        $ 6,154

   Michael A. Rich            10,000          58.2%         $ 1.0625      12/31/2006       $ 2,935        $ 6,487



(1) All options listed were granted pursuant to the 1994 Stock Option Plan. Option exercises were at the market price when granted. The options have a term of five years and vest over two years.


      The following table provides information on option exercises in fiscal 2001 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 2001.



                     Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

                                                               Number of Securities             Value of Unexercised
                                                          Underlying Unexercised Options         In-the-Money Options
                               Shares                           at Fiscal Year-End                at Fiscal Year-End
                            Acquired on      Value        -------------------------------   ------------------------------
                              Exercise      Realized       Exercisable     Unexercisable    Exercisable     Unexercisable
                            -----------     --------     -------------     -------------    -----------     -------------
   Joseph Pivinski              --             --            3,000             14,000               --         $ 7,975

   Michael A. Rich              --             --           10,000             27,314          $ 3,500         $ 7,875



COMPENSATION OF DIRECTORS

      Richard D. Levy, Mark Levy, and Harry Levy receive no cash compensation for serving on the Board. The non-employee directors are each paid $12,000 per year and are reimbursed for travel expenses in connection with their attendance at meetings. Non-employee directors also receive options under the Company 1994 Stock Option Plan for non-employee directors (the "Director Option Plan"). During fiscal 2001, Messrs. Richards, Lehrer and Levenson each received an option to purchase 1,200 shares of the Company's Class B Common Stock.

      The Compensation Committee consists solely of independent, non-employee members of the Board. The members of the Compensation Committee are currently Paul R. Lehrer, Maurice E. Levenson and George R. Richards. Its principal functions are recommending to the full Board compensation arrangements for senior management, recommending to the full Board the adoption and implementation of compensation and incentive plans and approving grants of stock options to officers and other employees of the Company.



ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the ownership of the Company's Class A Common Stock ("Class A Shares"), of which 1,863,149 shares were outstanding as of March 18, 2002, and Class B Common Stock ("Class B Shares"), of which 2,762,375 shares were outstanding as of March 18, 2002, by (i) persons known by the Company to be beneficial owners of more than 5% of the Class A Common Stock and more than 5% of the Class B Common Stock,
(ii) the Directors of the Company, (iii) the named executive officers and (iv) all executive officers and Directors as of March 18, 2002, as a group:

Name and Address                                        Class A                               Class B
----------------                                        -------                               -------
Andrew J. McLaughlin, Jr
C/o Loeb Partners Corporation
61 Broadway
New York, NY 10006                           150,200(2)            8.1%             844,700(2)           29.0%
Dimensional Fund Advisors Inc.
1299 Ocean Ave, 11th Floor
Santa Monica, CA 90401                       127,000(3)            6.8%             297,300(3)           10.3%
U.S.A. Fund Limited Partnership
C/o Gordon, Feinblatt et al
233 East Redwood Street
Baltimore, MD 21202-2332                     117,400(4)            6.3%             117,400(4)            4.1%
Richard D. Levy (1)                          668,239(5)(6)        35.9%             918,963(5)(6)        26.8%
Harry A. Levy (1)                            620,538(5)(7)        33.3%             849,674(5)(6)        25.1%
Mark Levy (1)                                116,622(8)            6.3%             273,539(8)            9.5%
Paul R. Lehrer (1)                                --                --               10,000(9)              *
George R. Richards (1)                            --                --                5,400(10)             *
Maurice E. Levenson (1)                           --                --                  600(11)             *
Joseph Pivinski (1)                               --                --                3,000(12)             *
Michael A. Rich                                   --                --               10,000(13)             *
All Officers and Directors as a Group
(includes 8 persons)                       1,405,399              75.4%           2,071,176              45.1%


(*)  Denotes less than 1%.


(1) The address of each of these shareholders is 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

(2) Andrew J. McLaughlin, Jr., a registered representative of Loeb Partners Corporation, a registered broker/dealer, in New York, NY, reported beneficial ownership of 150,200 Class A Shares and 844,700 Class B

     Shares pursuant to a Schedule 13D filed on January 9, 2001. Included in the 844,700 Class B Shares disclosed on such Schedule 13D are 150,200 Class B Shares that would be issued upon conversion of immediately convertible Class A Shares.

(3) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 127,000 Class A Shares and 297,300 Class B Shares as of December 31, 2001, pursuant to a Schedule 13G filed on February 12, 2002. Included in the 297,300 Class B Shares are 127,000 Class B Shares that would be issued upon conversion of immediately convertible Class A Shares. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". Dimensional stated in its Schedule 13G filed February 12, 2002 that in its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities that are owned by the Funds and disclaims beneficial ownership of all such shares.

(4) U.S.A. Fund, whose sole general partner is World Total Return, Inc., reported ownership of 117,400 Class A Shares pursuant to a Schedule 13D filed on November 19, 1999. Included in the 117,400 Class B Shares are 117,400 Class B Shares that would be issued upon conversion of immediately convertible Class A Shares.

(5) Richard D. Levy and Harry A. Levy ("the Levys") are brothers. The above figures include 426,095 Class A Shares and 100,758 Class B Shares which the Levys each have shared voting power.

(6) Includes 25,334 Class A Shares and 23,384 Class B Shares held by the wife of Richard D. Levy and 44,312 Class A Shares and 37,000 Class B Shares held by Jo Ann Levy, the daughter of Richard D. Levy, and 100,758 Class A Shares and 100,758 Class B Shares held by Mr. Levy as custodian or trustee for various trusts for his children or the grandchildren of the Levy family. Includes 300,000 Class A Shares held by Levor Associates, a partnership, for the benefit of the Levys (each nine percent), their wives (each five percent) and their children (includes Mark Levy), and various partnerships for the benefit of the Levys, their children and grandchildren. Richard D. Levy disclaims beneficial ownership of all such Class A Shares and Class B shares held by his wife and daughter and by such trusts and partnerships for his wife, children and grandchildren except to the extent of his pecuniary interest in such trusts and partnerships, if any. Included in the 918,963 Class B Shares are 668,239 Class B Shares that would be issued upon conversion of immediately convertible Class A Shares.

(7) Includes 5,038 Class A Shares and 5,038 Class B Shares held by the wife of Harry A. Levy and 100,758 Class A Shares and 100,758 Class B Shares held by Mr. Levy as custodian or trustee for various trusts or partnerships for his children or the grandchildren of the Levy family. Includes 300,000 Class A Shares held by Levor Associates, a partnership, for the benefit of the Levys (each nine percent), their wives (each five percent) and their children (includes Mark Levy), and various partnerships for the benefit of the Levys, their children and grandchildren. Harry A. Levy disclaims beneficial ownership of all such Class A Shares and Class B shares held by his wife and by such trusts and partnerships for his wife, children and grandchildren except to the extent of his pecuniary interest in such trusts and partnerships, if any. Included in the 849,674 Class B Shares are 620,538 Class B Shares that would be issued upon conversion of immediately convertible Class A Shares.

(8) Includes 2,210 Class A Shares and 1,585 Class B Shares owned by the wife of Mark Levy, and 21,000 Class A Shares and 66,700 Class B Shares held as co-trustee of trusts for the grandchildren of Richard D. Levy. Mark Levy disclaims any beneficial interest in the shares owned by his wife and by such trusts and partnerships for his wife, children, nieces and nephews except to the extent of his pecuniary interest in such trusts and partnerships, if any. Does not include Class A Shares held by Levor Associates for the benefit of Mark Levy or Class A Shares held by other partnerships to the extent held for his benefit. These shares are reported in footnotes (6) and (7) above. Included in the 273,539 Class

     B Shares are 116,622 Class B Shares that would be issued upon conversion of immediately convertible Class A Shares.

(9) Includes options exercisable immediately for 7,800 Class B Shares and an option exercisable within 60 days after March 18, 2002 for 1,200 Class B Shares.

(10) Includes options exercisable immediately for 4,200 Class B Shares and an option exercisable within 60 days after March 18, 2002 for 1,200 Class B Shares.

(11) Includes an option exercisable within 60 days after March 18, 2002 for 600 Class B Shares.

(12) Includes an option exercisable immediately for 3,000 Class B Shares.

(13) Includes an option exercisable immediately for 10,000 Class B Shares forfeitable as of April 18, 2002. Mr. Rich left the Company's employ on January 18, 2002.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In December 2000 the Company sold and leased back nine model homes used by the Vizcaya Project from an entity controlled by certain officers/shareholders of the Company (the "Related Party"), 50% of which is owned by Daniel H. Levy, an Assistant Vice President of the Company.

     The selling prices of the model homes approximated fair market value.

     The Related Party paid $1,365,010 in cash and issued an unsecured promissory note in the amount of $588,800. Interest on the note of 8.0% per annum is payable monthly beginning December 30, 2000 and the principal must be paid in full no later than maturity on December 30, 2003. On February 27, 2002 principal of $400,000 on the promissory note referred to above was repaid.

     In connection with this transaction, the results of operations for the fiscal year 2000 includes revenue of $1,953,810, rent expense of $18,630 and interest income of $3,925.

     The results of operations for the fiscal year 2001 includes revenue of $204,458, rent expense of $263,489 and interest income of $47,104.

                                     PART IV

ITEM 14      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)  Financial Statements See Item 8

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the three months ended December 31, 2001.

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

         10.37a   Stock Option Agreement with Paul Lehrer dated May 10, 2001.

         10.38 Master Loan Agreement between OH Investments, Inc. and Guaranty Federal Savings Bank, F.S.B. dated August 8, 2000.

         10.38a   Stock Option Agreement with George Richards dated May 10,
                  2001.

         10.39 Acquisition Loan Agreement between Guaranty Federal Savings Bank, F.S.B. and OH Investments, Inc. dated August 8, 2000.

         10.39a Promissory Note (Non-Revolver) with Ocean Bank in amount of $3,120,000 dated July 16, 2001.

         10.40 Sale and Lease Back Agreement between OH Investments, Inc. and C.V.M.H. Inc. dated December 1, 2000.

         10.40a Promissory Note (Revolver) with Ocean Bank in amount of $9,840,000 dated July 16, 2001.

         10.41 Lease (Specimen) between OH Investments, Inc. and C.V.M.H. Inc. dated December 1, 2000.

         10.41a Mortgage Deed with Ocean Bank in amount of $12,960,000 dated July 16, 2001.

         10.42    Stock Option Agreement with Paul Lehrer dated May 10, 2000.

         10.42a Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated July 16, 2001.

         10.43    Stock Option Agreement with George Richards dated May 10,
                  2000.

         10.43a Promissory Note (Non-Revolver) with Ocean Bank in amount of $2,296,586 dated July 16, 2001.

         10.44    Mortgage and Loan Modification and Extension Agreement.

         10.44a Promissory Note (Revolver) with Ocean Bank in amount of $4,950,000 dated July 16, 2001.

         10.45 Mortgage Deed with Ocean Bank in amount of $7,246,586 dated July 16, 2001.

         10.46 Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated July 16, 2001.

         10.47 Promissory Note (Non-Revolver) with Ocean Bank in amount of $10,809,668 dated July 16, 2001.

         10.48 Promissory Note (Revolver) with Ocean Bank in amount of $9,135,000 dated July 16, 2001.

         10.49 Mortgage Deed with Ocean Bank in amount of $19,944,668 dated July 16, 2001.

         10.50 Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated July 16, 2001.

         10.51 Promissory Note with Ocean Bank in amount of $12,176,882 dated July 16, 2001.

         10.52 Mortgage Deed with Ocean Bank in amount of $12,176,882 dated July 16, 2001.

         10.53 Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. in amount of $12,176,882 dated July 16, 2001.

         10.54 Mortgage Deed and Security Agreement with Ocean Bank in amount of $1,375,000 dated August 23, 2001.

         10.55 Promissory Note with Ocean Bank in amount of $1,375,000 dated August 23, 2001.

         10.56 Amended and Restated Operating Agreement of Brighton at Wellington, L.C. dated September 14, 2001 between OH INVESTMENTS II, INC., a Florida corporation ("Oriole"), and CENTERLINE HOMES AT THE EQUESTRIAN CLUB, INC., a Florida corporation ("Centerline").

         10.57 Stock Option Agreement with Maurice E. Levenson dated August 8, 2001.

         10.58    Stock Option Agreement with Joseph Pivinski dated October 4,
                  2000.

         10.59    Stock Option Agreement with Joseph Pivinski dated October 4,
                  2001.

         10.60    Stock Option Agreement with Michael Rich dated May 10, 2000.

         10.61    Stock Option Agreement with Michael Rich dated January 22,
                  2001.

         21.1     List of Registrant's Subsidiaries.

         23.1     Consent of Grant Thornton LLP.

----------

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

(31) Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(32) Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(33) Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(34) Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(35) Filed as Exhibit A to the Company's Proxy Statement dated April 5, 1994 for the Company's Annual meeting of Shareholders held on May 9, 1994.

(36) Filed as Exhibit B to the Company's Proxy Statement dated April 5, 1994 for the Company's Annual meeting of Shareholders held on May 9, 1994.

(37) Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(38) Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(39) Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(40) Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(41) Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(42) Filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(43) Filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(44) Filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(45) Filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(46) Filed as Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(47) Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(48) Filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(49) Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(50) Filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(51) Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(52) Filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(53) Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(54) Filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(55) Filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(56) Filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(57) Filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(58) Filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(59) Filed as Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(60) Filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(61) Filed as Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(62) Filed as Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(63) Filed as Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(64) Filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(65) Filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(66) Filed as Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(67) Filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(68) Filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(69) Filed as Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(70) Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(71) Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(72) Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


(73) Filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORIOLE HOMES CORP.

DATE March 27, 2002                 /s/ R.D. LEVY
    ---------------------           -------------------------------
                                    R.D. Levy, Chairman of the Board,
                                    Chief Executive Officer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has also been signed by the following persons on behalf of the Registrant in the capacities indicated.


DATE March 27, 2002                 /s/ R.D. LEVY
    ---------------------           -------------------------------
                                    R.D. Levy, Chairman of the Board,
                                    Chief Executive Officer, Director
                                    (Principal Executive Officer)


DATE March 27, 2002                 /s/ J. PIVINSKI
    ---------------------           -------------------------------
                                    J. Pivinski, Vice President - Finance,
                                    Treasurer, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


DATE March 27, 2002                 /s/ HARRY A. LEVY
    ---------------------           -------------------------------
                                    Harry A. Levy, Vice-Chairman,
                                    Secretary, Director


DATE March 27, 2002                 /s/ MARK LEVY
    ---------------------           -------------------------------
                                    Mark Levy, President, Chief Operating
                                    Officer, Director



DATE March 27, 2002                 /s/ PAUL R. LEHRER
    ---------------------           -------------------------------
                                    Paul R. Lehrer, Director

DATE March 27, 2002                 /s/ GEORGE R. RICHARDS
    ---------------------           -------------------------------
                                    George R. Richards, Director




DATE March 27, 2002                 /s/ MAURICE E. LEVENSON
    ---------------------           -------------------------------
                                    Maurice E. Levenson, Director

                                  EXHIBIT INDEX

         Exhibit
         Number
         -------
         3.1      Articles of Incorporation, as amended, of Registrant. (6)

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

         10.36 Purchase and Sale Agreement between OH Investments, Inc. and Upjohn-Delray Limited Partnership dated August 8, 2000. (40)

         10.37 Builder's Agreement between OH Investments, Inc. and Centerline Homes at Delray, Inc. dated August 8, 2000. (41)

         10.37a   Stock Option Agreement with Paul Lehrer dated May 10, 2001.
                  (42)

         10.38 Master Loan Agreement between OH Investments, Inc. and Guaranty Federal Savings Bank, F.S.B. dated August 8, 2000.
                  (43)

         10.38a Stock Option Agreement with George Richards dated May 10, 2001. (44)

         10.39 Acquisition Loan Agreement between Guaranty Federal Savings Bank, F.S.B. and OH Investments, Inc. dated August 8, 2000.
                  (45)

         10.39a Promissory Note (Non-Revolver) with Ocean Bank in amount of $3,120,000 dated July 16, 2001. (46)

         10.40 Sale and Lease Back Agreement between OH Investments, Inc. and C.V.M.H. Inc. dated December 1, 2000. (47)

         10.40a Promissory Note (Revolver) with Ocean Bank in amount of $9,840,000 dated July 16, 2001. (48)

         10.41 Lease (Specimen) between OH Investments, Inc. and C.V.M.H. Inc. dated December 1, 2000. (49)

         10.41a Mortgage Deed with Ocean Bank in amount of $12,960,000 dated July 16, 2001. (50)

         10.42    Stock Option Agreement with Paul Lehrer dated May 10, 2000.
                  (51)

         10.42a Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated July 16, 2001. (52)

         10.43 Stock Option Agreement with George Richards dated May 10, 2000. (53)

         10.43a Promissory Note (Non-Revolver) with Ocean Bank in amount of $2,296,586 dated July 16, 2001. (54)

         10.44    Mortgage and Loan Modification and Extension Agreement. (55)

         10.44a Promissory Note (Revolver) with Ocean Bank in amount of $4,950,000 dated July 16, 2001. (56)

         10.45 Mortgage Deed with Ocean Bank in amount of $7,246,586 dated July 16, 2001. (57)

         10.46 Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated July 16, 2001. (58)

         10.47 Promissory Note (Non-Revolver) with Ocean Bank in amount of $10,809,668 dated July 16, 2001. (59)

         10.48 Promissory Note (Revolver) with Ocean Bank in amount of $9,135,000 dated July 16, 2001. (60)

         10.49 Mortgage Deed with Ocean Bank in amount of $19,944,668 dated July 16, 2001. (61)

         10.50 Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated July 16, 2001. (62)

         10.51 Promissory Note with Ocean Bank in amount of $12,176,882 dated July 16, 2001. (63)

         10.52 Mortgage Deed with Ocean Bank in amount of $12,176,882 dated July 16, 2001. (64)

         10.53 Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. in amount of $12,176,882 dated July 16, 2001. (65)

         10.54 Mortgage Deed and Security Agreement with Ocean Bank in amount of $1,375,000 dated August 23, 2001. (66)

         10.55 Promissory Note with Ocean Bank in amount of $1,375,000 dated August 23, 2001. (67)

         10.56 Amended and Restated Operating Agreement of Brighton at Wellington, L.C. dated September 14, 2001 between OH INVESTMENTS II, INC., a Florida corporation ("Oriole"), and CENTERLINE HOMES AT THE EQUESTRIAN CLUB, INC., a Florida corporation ("Centerline"). (68)

         10.57 Stock Option Agreement with Maurice E. Levenson dated August 8, 2001. (69)

         10.58 Stock Option Agreement with Joseph Pivinski dated October 4, 2000. (70)

         10.59 Stock Option Agreement with Joseph Pivinski dated October 4, 2001. (71)

         10.60    Stock Option Agreement with Michael Rich dated May 10, 2000.
                  (72)

         10.61 Stock Option Agreement with Michael Rich dated January 22, 2001. (73)

         21.1     List of Registrant's Subsidiaries.

         23.1     Consent of Grant Thornton LLP.

----------

1. Filed as Exhibit 4.1 to the Company's registration statement on Form S-2 (no. 33-51680).

2. Filed as Exhibit 4.2 to the Company's registration statement on Form S-2 (no. 33-51680).

3. Filed as Exhibit 10.1 to the Company's registration statement on Form S-2 (no. 33-51680).

4. Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

5. Filed as Exhibit 10.6 to the Company's registration statement on Form S-2 (no. 33-46123).

6. Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

7. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

8. Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

9. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

11. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

12. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

13. Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

14. Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

15. Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

16. Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

17. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

18. Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

19. Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

20. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

21. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

22. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

23. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

24. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

25. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

26. Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

27. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

28. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

29. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

30. Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

31. Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

32. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

33. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

34. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

35. Filed as Exhibit A to the Company's Proxy Statement dated April 5, 1994 for the Company's Annual meeting of Shareholders held on May 9, 1994.

36. Filed as Exhibit B to the Company's Proxy Statement dated April 5, 1994 for the Company's Annual meeting of Shareholders held on May 9, 1994.

37. Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

38. Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

39. Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

40. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

41. Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

42. Filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

43. Filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

44. Filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

45. Filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

46. Filed as Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

47. Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

48. Filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

49. Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

50. Filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

51. Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

52. Filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

53. Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

54. Filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

55. Filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

56. Filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

57. Filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

58. Filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

59. Filed as Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

60. Filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

61. Filed as Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

62. Filed as Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

63. Filed as Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

64. Filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

65. Filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

66. Filed as Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

67. Filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

68. Filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

69. Filed as Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

70. Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

71. Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

72. Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

73. Filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.