Form 10-Q
period 2002-03-31
ORIOLE HOMES CORP
filed 2002-05-15
CIK 74928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  March 31, 2002               Commission File No. 1-6963


                               ORIOLE HOMES CORP.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Florida                                            59-1228702
-------------------------------                          ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.                     33445
--------------------------------------------------                 -------------
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                Class                           Outstanding at May 9, 2002
-------------------------------------      ------------------------------------
Common Stock, Class A, par value $.10                   1,863,149
Common Stock, Class B, par value $.10                   2,772,375

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          MARCH 31,        DECEMBER 31,
                                                                            2002              2001
                                                                         (UNAUDITED)        (AUDITED)
                                                                         -----------       -----------
Cash and cash equivalents
        Unrestricted                                                     $ 3,414,098       $ 2,226,739
        Restricted                                                         2,971,993         5,849,729
                                                                         -----------       -----------
                                                                           6,386,091         8,076,468
Inventories
        Land                                                              25,751,414        31,765,628
        Homes completed or under construction                             23,842,416        26,047,903
        Model homes                                                        1,042,837         1,300,459
                                                                         -----------       -----------
                                                                          50,636,667        59,113,990
Property and equipment, at cost
        Land                                                                  81,837            80,885
        Buildings                                                            457,216           457,216
        Furniture, fixtures and equipment                                  2,042,878         2,223,601
                                                                         -----------       -----------
                                                                           2,581,931         2,761,702
Less accumulated depreciation                                              1,902,273         1,952,717
                                                                         -----------       -----------
                                                                             679,658           808,985
                                                                         -----------       -----------
Land held for investment, at cost                                                 --         1,857,300

Investment in unconsolidated joint venture                                 6,000,000         5,000,000

Other
        Prepaid expenses                                                   1,349,241         1,732,764
        Unamortized financing costs                                          499,672           752,970
        Other assets                                                       1,689,356         2,522,057
                                                                         -----------       -----------
                                                                           3,538,269         5,007,791
                                                                         -----------       -----------
                           Total assets                                  $67,240,685       $79,864,534
                                                                         ===========       ===========


The accompanying notes are an integral part of these statements.

                      ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          MARCH 31,        DECEMBER 31,
                                                                            2002              2001
                                                                         (UNAUDITED)        (AUDITED)
                                                                        -----------       -----------
Liabilities
        Mortgage notes payable                                          $14,818,159       $24,257,026
        Accounts payable and accrued liabilities                          8,444,056        10,054,699
        Customer deposits                                                 8,683,357         9,763,166
                                                                        -----------       -----------
                        Total liabilities                                31,945,572        44,074,891
                                                                        -----------       -----------

Shareholders' equity
        Class A common stock, $.10 par value
           Authorized - 10,000,000 shares
           Issued and outstanding - 1,863,149
           in 2002 and 1,863,649 in 2001                                    186,315           186,365
        Class B common stock, $.10 par value
           Authorized - 10,000,000 shares
           Issued and outstanding - 2,762,375
           in 2002 and 2,761,875 in 2001                                    276,238           276,188

        Additional paid-in capital                                       19,267,327        19,267,327

        Retained earnings                                                15,565,233        16,059,763
                                                                        -----------       -----------
                        Total shareholders' equity                       35,295,113        35,789,643
                                                                        -----------       -----------
                        Total liabilities and shareholders' equity      $67,240,685       $79,864,534
                                                                        ===========       ===========


The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         THREE MONTHS ENDING
                                                              MARCH 31,
                                                    --------------------------------
                                                         2002                2001
                                                    ------------        ------------
Revenues
        Sales of homes                              $ 32,935,257        $ 29,913,704
        Sales of land                                     11,400                  --
        Gain on sales of property and
             equipment, net                                1,100             102,218
        Gain on sales of land held for
             investment and other assets, net                 --                  --
        Interest, rentals and other income               463,585             550,873
                                                    ------------        ------------
                                                      33,411,342          30,566,795
                                                    ------------        ------------
Costs and expenses
        Cost of homes                                 29,784,740          27,240,948
        Cost of land sold                                 10,467                  --
        Costs relating to other operating
             revenues                                         --               5,903
        Selling, general and administrative
             expenses                                  4,110,665           4,422,626
        Interest costs incurred                          380,778           1,787,010
        Interest capitalized (deduct)                   (380,778)         (1,787,010)
                                                    ------------        ------------
                                                      33,905,872          31,669,447
                                                    ------------        ------------
Net loss                                            $   (494,530)       $ (1,102,682)
                                                    ============        ============
Basic and Diluted loss per Class
     A and B common share available for
     common stockholders                            $       (.11)       $       (.24)
                                                    ============        ============
Weighted average number of common
     shares outstanding -  Basic and Diluted           4,625,524           4,625,524
                                                    ============        ============





The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            THREE MONTHS ENDING
                                                                                MARCH 31,
                                                                      --------------------------------
                                                                           2002                2001
                                                                      ------------        ------------
Cash flows from operating activities
       Net loss                                                       $   (494,530)       $ (1,102,682)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities
            Depreciation                                                    45,663             113,430
            Amortization                                                   611,099              62,067
            Gain on sales of property, equipment and land held
              for investment, net                                           (1,100)           (115,134)
       (Increase) decrease in operating assets
            Inventories                                                  8,692,136           5,186,078
            Land held for investment                                     1,857,301                  --
            Other assets                                                   727,273            (107,784)
       Increase (decrease) in operating liabilities
            Accounts payable and accrued liabilities                    (1,610,643)         (1,876,832)
            Customer deposits                                           (1,079,809)          3,705,078
                                                                      ------------        ------------
       Total adjustments                                                 9,241,920           6,966,903
                                                                      ------------        ------------
            Net cash provided by operating activities                    8,747,390           5,864,221
                                                                      ------------        ------------

Cash flows from investing activities
       Capital expenditures                                                     --             (49,113)
       Investment in unconsolidated joint venture                       (1,000,000)                 --
       Sales of property and equipment and land held for
         investment                                                          1,100             197,000
                                                                      ------------        ------------
            Net cash (used in) provided by investing activities           (998,900)            147,887
                                                                      ------------        ------------

Cash flows from financing activities
       Proceeds from bank borrowings                                     9,431,488           4,071,615
       Principal payments of bank borrowings                           (18,870,355)         (8,999,060)
       Financing costs                                                          --                  --
       Repayment of line of credit                                              --                  --
       Repurchase of senior notes                                               --            (929,000)
                                                                      ------------        ------------
            Net cash (used in) financing activities                     (9,438,867)         (5,856,445)
                                                                      ------------        ------------
Net (decrease) increase in cash and cash equivalents                    (1,690,377)            155,663

Cash and cash equivalents at beginning of period                         8,076,468          21,707,756
                                                                      ------------        ------------

Cash and cash equivalents at end of period                            $  6,386,091        $ 21,863,419
                                                                      ============        ============

Supplemental disclosures of cash flow information
    Cash paid during the year for:
       Interest (net of amount capitalized)                           $         --        $    900,945
       Income taxes                                                   $         --        $         --



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein. Significant intercompany accounts and transactions, if any, have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

         Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report on Form 10-K.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire year. The Company allocates certain costs to units delivered based upon estimates of the number of units projected to be delivered and the associated timing of the deliveries. When it becomes apparent that the number of deliveries in a project will vary significantly from the estimates, the Company will revise these cost allocations, which will affect results of operations.

3.       Backlog of contracts for sales of homes:

                                              MARCH 31, 2002                 DECEMBER 31, 2001
                                        ----------------------------    ----------------------------
                                        Units          Amounts          Units          Amounts
                                        -------    -----------------    -------    -----------------
                 Single-Family             213         $ 50,075,569        267         $ 63,310,070

                 Multi-Family               99           16,151,001        124           19,891,158
                                           ---           ----------        ---           ----------
                 Total                     312         $ 66,226,570        391         $ 83,199,228
                                           ===         ============        ===         ============

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Mortgage Notes

         On August 8, 2000, in connection with the Vizcaya Project, a wholly owned subsidiary of the Company borrowed an aggregate principal amount of $26,787,200, of which $9,580,430 was for future construction costs (the "Vizcaya Loan"). The Vizcaya Loan is secured by real property and other assets acquired in connection with the acquisition of the Vizcaya Project. The Company has agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. Certain individual guarantors, not related to the Company, have also agreed to jointly and severally guarantee the Vizcaya Loan. The Vizcaya Loan bears interest at the prime rate of the bank, which was 4.75% and 8.00% as of March 31, 2002 and 2001, respectively. Accrued interest on the loan is payable monthly and partial payments of principal are made upon the delivery of homes. The Vizcaya Loan is collateralized by certain land and land improvements.

         On July 16, 2001, the Company entered into agreements that provided for borrowing an aggregate principal amount of $49,878,136, of which $15,451,742 was for future construction costs (the "Mortgage Notes"). Four separate mortgage notes encumbering different parcels of real property (land and related improvements) collateralize the loans. Interest is at the specified prime rate of the bank plus 0.50%, which was 5.25% at March 31, 2002. Interest is payable monthly and partial payments of principal are to be made upon the delivery of homes. The principal must be paid in full at various maturities ranging from January 16, 2003 to July 16, 2003. On August 23, 2001, the Company entered into an agreement that provided for borrowing an aggregate principal amount of $1,265,000 for the purchase of land (the "Land Loan"). A mortgage note encumbering a parcel of real property secures the Land Loan. Interest is at the specified prime rate of the bank plus 0.50%, or 5.25% as of March 31, 2002. Interest is payable monthly, and the principal must be paid in full at maturity on August 23, 2002.

         On July 16, 2001, the Company effected an optional redemption of all of its outstanding 12 1/2% Senior Notes due 2003. The total redemption price, including accrued interest of $2,112,688, was $35,915,688. Of this amount, $33,313,737 was provided by the financing arrangement for $49,878,136 described above and $2,601,951 from available cash. Prior to this transaction, Senior Notes had been purchased in the open market at varying prices.

5.       Income taxes

         At March 31, 2002, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

6.       Land held for investment

         In 2002, the Company has elected to build-out two parcels of land, previously classified as land held for investment at December 31, 2001, in Bonita Springs in Lee County, Florida, with 48 homes. The Company had previously sold 100 homes in this development.

7.       Segment information

         The Company has one reportable segment: home building. The home building segment develops and sells residential properties and planned communities. In 2000, the rental operations segment's operations were discontinued, and revenues and expenses associated with rental operations ceased. Its remaining assets were sold in the first quarter of 2001. There was no material revenue from the remaining units in the rental segment in 2000 and 2001; gains on sale of units were recorded in the home building segment.

         Selected segment information is set forth below (in thousands):

                               THREE MONTHS ENDING
                                    MARCH 31,
                                ----------------------
                                  2002           2001
                                   $               $
                                -------        -------
Revenues
    Home Building                33,238         30,450
    Rental Operations                --             --
    Other                           173            117
                                -------        -------
    Total                        33,411         30,567
                                =======        =======

Segment net income (loss)
    Home Building                  (608)        (1,181)
    Rental Operations                --             --
    Other                           113             78
                                -------        -------
    Total                          (495)        (1,103)
                                =======        =======


8.       Investment in unconsolidated joint venture

         On September 14, 2001, the Company contributed capital of $5,000,000 to a special purpose limited liability company formed to operate a joint venture between the Company and Centerline Homes at the Equestrian Club, Inc. to construct and sell homes in Palm Beach County. On February 27, 2002, an additional $1,000,000 was contributed by the Company. Under the terms of the joint venture, the Company is entitled to a preferential distribution equal to the greater of (a) the first $7,841,000 of Available Cash (as defined in the operating agreement) or
         (b) a return of all of its capital contributions plus an internal rate of return equal to 25% on its contributions to the venture. Under the terms of the joint venture, the Company may, but is not obligated to, make further capital contributions, make any loan to the joint venture or guarantee any of the joint venture's obligations. The Company's interest in the joint venture is accounted for using the equity method of accounting. The Company received no distribution from its interest in the joint venture during the period ended March 31, 2002 and there was no undistributed profit or loss at March 31, 2002.

9.       Related party transaction

         In December 2000, the Company sold and leased back nine model homes used by the Vizcaya Project from an entity controlled by certain officers/shareholders of the Company (the "Related Party"). The selling prices of the model homes approximated fair market value.

         The Related Party paid $1,365,010 in cash and issued an unsecured promissory note in the amount of $588,800. Interest on the note of 8.0% per annum was payable monthly beginning December 30, 2000 and the principal was to be paid in full no later than maturity on December 30, 2003. The promissory note was repaid in full at March 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements vary from period to period depending upon changes in inventory, land acquisition and development requirements, construction in progress and, to a lesser extent, the Company's current net income or loss. The Company obtains funds for its cash requirements from operations, proceeds from the sale of investment property and from borrowings. Currently, borrowings are concentrated with two lenders. In connection with land acquisitions and development, the Company may borrow money secured by land and improvements.

         During the first three months of 2002, the Company used a portion of available cash to pay down $9.4 million of mortgage notes. On February 27, 2002, the Company contributed an additional $1,000,000 to a special purpose limited liability company formed to operate a joint venture between the Company and Centerline Homes at the Equestrian Club, Inc. to construct and sell homes in Palm Beach County.

         At March 31, 2002, the Company had approximately $6.4 million in cash and cash equivalents.

         In 2002, the Company has also elected to build-out two parcels of land, previously classified as land held for investment at December 31, 2001, in Bonita Springs in Lee County, Florida, with 48 homes. The Company had previously sold 100 homes in this development.

         The Company has no material commitments or material off-balance sheet obligations that would affect future liquidity. Management anticipates that funds from operations, available cash and cash available under existing credit facilities are sufficient for reasonably anticipated current and near-term capital requirements through March 31, 2003. As funds from operations result primarily from the delivery of homes, which cycle time is eight to twelve months, a decrease in customers' demand for homes would not have an immediate impact on cash availability. The effect of a decrease in demand, if any, would be felt in the following year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         The Company's revenues from home sales increased $3.0 million (10.1%) to $32.9 million during the first quarter of 2002 as compared to the comparable quarter of 2001 primarily as a result of an increase in the average selling price of single-family homes. Oriole delivered 159 homes in the 2002 first quarter compared to 167 in the same period in 2001. The average selling price of homes delivered increased from $179,000 per home to $207,000 as a result of the higher selling prices of homes that were part of the Country Glen project. The number of contracts signed at 80 and the aggregate dollar value of those contracts at $16.0 million decreased substantially in the 2002 first quarter from 252 and $53.6 million, respectively, from the same period in 2001. This decrease is a result of the reduced inventory of land available for development.

         Non-homebuilding revenues decreased to $12,500 during the quarter ended March 31, 2002 from $102,218 in the quarter ended March 31, 2001, primarily due to the sale of the last remaining rental properties in the first quarter of 2001. Interest, rentals and other income decreased slightly during the first quarter of 2002 as compared to the same period in 2001.

         Cost of home sales increased to $29.8 million (9.3%) from $27.2 million in 2001 primarily due to an increase in the number of homes delivered. As a percentage of home sales, cost of sales decreased slightly to 90.4% as compared to 91.1% in the same period in 2001 as a result of a differing product mix of units delivered.

         Selling, general and administrative expenses decreased $0.3 million in dollar value and decreased as a percentage of revenues to 12.3% from 14.5% as compared to the same period in 2001 due to a reduction in selling costs associated with the sell-out of several of our projects.

         The Company incurred a net loss for the quarter ended March 31, 2002 of $495,000 or $0.11 per share compared to a net loss of $1,103,000 or $0.24 per share during the same period in 2001.

         Earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, is recognized within the real estate industry as a meaningful financial measure. Interest expense included in the cost of sales, depreciation and amortization are non-cash items added back to the Company's net loss of $494,530 and therefore included in EBITDA of approximately $2.6 million. This represented an increase of $1.5 million in the first quarter of 2002 as compared to the same period in 2001.

         The Company has earned a preferred return, as defined, based upon its cash investment in the Vizcaya Project. Under the terms of a Builder's Agreement, Centerline Homes at Delray, Inc. will be entitled to receive a bonus up to this cumulative preferred return earned by the Company. Based upon the cumulative Vizcaya results of operations to March 31, 2002, the potential bonus due to the builder is $786,000. Because the Company's cash investment has been substantially reduced, and because the builder is entitled to earn a bonus up to the total cumulative preferred return received by the Company, future net income accruing to the Company from this project is expected to be significantly lower.

         Based upon the reduced backlog of homes to be delivered and the reduced number of customer deposits as compared to last year, home-building revenues for fiscal 2002 will most likely be lower than fiscal 2001. The Company has continued to respond to the close-out of several of its projects by reductions in staff and related overhead expenses. The Company reduced staff by 17% in the first quarter of 2002 and will continue to adjust to meet current market conditions and activity levels. The Company believes that its project in Stonecrest can provide a stable source of revenue for the next several years. The Spring Park Terraces project in Celebration and the Sandpiper Isles and Sandpiper Greens projects in Pelican Landing are in development and construction stages in 2002, with sales revenues being recognized through 2003. The build-out of many of our current projects is anticipated by year-end 2002, and the Company is evaluating future land purchases, as well as developing future strategies for positioning itself within the competitive building and development market in Florida. The Company is also in the process of considering strategic alternatives to its current operating strategies in an effort to maximize shareholder value.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in our market risk from December 31, 2001. For information regarding our market risk, refer to our Form 10-K for the fiscal year ended December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         The Company is in the process of considering strategic alternatives to current operating strategies in an effort to maximize shareholder value. In this regard, the Board of Directors formed a Special Committee comprised of Messrs. Paul R. Lehrer, Maurice E. Levenson and George R. Richards, three independent members of the Board of Directors. vFinance Investments, Inc. has been retained to provide the Special Committee with financial advisory services and a valuation of the Company. Steel Hector & Davis LLP will be retained to provide the Special Committee with legal advice.

         The three other members of the Board of Directors, Messrs. Richard D. Levy, Harry A. Levy and Mark Levy, have retained Doric Associates, Inc. to provide them with financial advisory services, and they have retained Adorno, P.A. as their legal counsel.

         The Board of Directors anticipates making a decision with regard to strategic alternatives for the Company by September 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT
         NUMBER
         -------

         3.3      First Amendment to Composite By-Laws of Registrant.


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ORIOLE HOMES CORP.


DATE  MAY 13, 2002               /s/ R.D. LEVY
      ------------------         ----------------------------------------------
                                 R.D. Levy, Chairman of the Board,
                                 Chief Executive Officer, Director
                                 (Principal Executive Officer)


DATE  MAY 13, 2002             /s/ J. PIVINSKI
      ------------------       ----------------------------------------------
                                 J. Pivinski, Vice President - Finance,
                                 Treasurer, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)