Form 10-Q
period 2002-06-30
ORIOLE HOMES CORP
filed 2002-08-14
CIK 74928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2002                Commission File No. 1-6963


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



Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                           Class                                                Outstanding at August 9, 2002
------------------------------------------------------------      ----------------------------------------------------------
           Common Stock, Class A, par value $.10                                          1,863,149
           Common Stock, Class B, par value $.10                                          2,772,375

                               ORIOLE HOMES CORP.


                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Part I.

Item 1.    Financial Statements..........................................  2

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.... 13


Part II

Item 2.     Changes in Securities and Use of Proceeds.................... 14

Item 6.     Exhibits, Financial Statement Schedules and
              Reports on Form 8-K........................................ 14


Signatures............................................................... 15

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                      June 30,         December 31,
                                                        2002               2001
                                                     (Unaudited)          (Audited)
                                                     -----------      -------------
Cash and cash equivalents
        Unrestricted                                 $ 9,551,263        $ 2,226,739
        Restricted                                     2,583,405          5,849,729
                                                     -----------        -----------
                                                      12,134,668          8,076,468
Inventories
        Land                                          17,267,227         31,765,628
        Homes completed or under construction         14,987,195         26,047,903
        Model homes                                    1,012,889          1,300,459
                                                     -----------        -----------
                                                      33,267,311         59,113,990
Property and equipment, at cost
        Land                                              81,837             80,885
        Buildings                                        457,216            457,216
        Furniture, fixtures and equipment              1,882,042          2,223,601
                                                     -----------        -----------
                                                       2,421,095          2,761,702
Less accumulated depreciation                          1,816,991          1,952,717
                                                     -----------        -----------
                                                         604,104            808,985
                                                     -----------        -----------
Land held for investment, at cost                             --          1,857,300

Investment in unconsolidated joint venture             5,739,000          5,000,000

Other
        Prepaid expenses                                 761,832          1,732,764
        Unamortized financing costs                      187,266            752,970
        Other assets                                   1,735,956          2,522,057
                                                     -----------        -----------
                                                       2,685,054          5,007,791
                                                     -----------        -----------
                           Total assets              $54,430,137        $79,864,534
                                                     ===========        ===========



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             June 30,         December 31,
                                                                               2002               2001
                                                                            (Unaudited)         (Audited)
                                                                            -----------        -----------
Liabilities
        Mortgage notes payable                                              $ 8,224,161        $24,257,026
        Accounts payable and accrued liabilities                              6,727,502         10,054,699
        Customer deposits                                                     6,316,033          9,763,166
                                                                            -----------        -----------
                        Total liabilities                                    21,267,696         44,074,891
                                                                            -----------        -----------


Shareholders' equity
        Class A common stock, $.10 par value Authorized - 10,000,000 shares Issued and outstanding - 1,863,149
                        in 2002 and 2001                                        186,315            186,315
        Class B common stock, $.10 par value
                        Authorized - 10,000,000 shares
                        Issued and outstanding - 2,772,375
                        in 2002 and 2,762,375 in 2001                           277,238            276,238

        Additional paid-in capital                                           19,281,327         19,267,327

        Retained earnings                                                    13,417,561         16,059,763
                                                                            -----------        -----------

                        Total shareholders' equity                           33,162,441         35,789,643
                                                                            -----------        -----------

                        Total liabilities and shareholders' equity          $54,430,137        $79,864,534
                                                                            ===========        ===========


The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Six Months Ending                        Three Months Ending
                                                             June 30,                                  June 30,
                                                  ---------------------------------         ---------------------------------
                                                      2002                 2001                 2002                 2001
                                                  ------------         ------------         ------------         ------------
Revenues
     Sales of homes                               $ 66,351,801         $ 52,041,751         $ 33,416,544         $ 22,128,047
     Sales of land                                      11,400                   --                   --                   --
     Gain on sales of property and
          equipment, net                                 3,614               95,568                2,514               (6,650)
     Gain on sales of land held for
          investment and other assets, net                  --                   --                   --                   --
     Interest, rentals and other income                753,528            1,102,919              289,943              552,046
                                                  ------------         ------------         ------------         ------------
                                                    67,120,343           53,240,238           33,709,001           22,673,443
                                                  ------------         ------------         ------------         ------------

Costs and expenses
     Cost of homes                                  61,275,692           47,469,544           31,490,952           20,228,596
     Cost of land sold                                  10,467                   --                   --                   --
     Costs relating to other operating
          revenues                                          --                4,502                   --               (1,401)
     Selling, general and administrative
          expenses                                   8,215,386            8,041,144            4,104,721            3,618,518
     Interest costs incurred                           588,929            3,427,429              208,151            1,640,419
     Interest capitalized (deduct)                    (588,929)          (3,427,429)            (208,151)          (1,640,419)
                                                  ------------         ------------         ------------         ------------
                                                    69,501,545           55,515,190           35,595,673           23,845,713
                                                  ------------         ------------         ------------         ------------

Operating loss                                      (2,381,202)          (2,274,952)          (1,886,672)          (1,172,270)

Loss from unconsolidated joint venture                (261,000)                  --             (261,000)                  --
                                                  ------------         ------------         ------------         ------------
Net loss                                          $ (2,642,202)        $ (2,274,952)        $ (2,147,672)        $ (1,172,270)
                                                  ============         ============         ============         ============

Basic and Diluted loss per Class
     A and B common share available
      for common stockholders                     $       (.57)        $       (.49)        $       (.46)        $       (.25)
                                                  ============         ============         ============         ============

Weighted average number of
     common shares outstanding -
     Basic and Diluted                               4,629,723            4,625,524            4,633,876            4,625,524
                                                  ============         ============         ============         ============



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ending
                                                                                  June 30,
                                                                       ---------------------------------
                                                                           2002                 2001
                                                                       ------------         ------------
Cash flows from operating activities
       Net loss                                                        $ (2,642,202)        $ (2,274,952)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities
            Depreciation                                                    100,560              230,461
            Amortization                                                  1,353,461              135,955
            Gain on sales of property, equipment and land held
              for investment, net                                            (3,614)            (112,144)
            Loss from unconsolidated joint venture                          261,000                   --
       (Increase) decrease in operating assets
            Inventories                                                  26,342,896           (1,242,831)
            Land held for investment                                      1,857,301                   --
            Other assets                                                    558,643             (672,340)
       Increase (decrease) in operating liabilities
            Accounts payable and accrued liabilities                     (3,327,197)            (545,544)
            Customer deposits                                            (3,447,133)           5,899,628
                                                                       ------------         ------------
       Total adjustments                                                 23,695,917            3,693,185
                                                                       ------------         ------------
            Net cash provided by operating activities                    21,053,715            1,418,233
                                                                       ------------         ------------

Cash flows from investing activities
       Capital expenditures                                                      --             (104,278)
       Investment in unconsolidated joint venture                        (1,000,000)                  --
       Sales of property and equipment and land held for
         investment                                                          22,350              229,135
                                                                       ------------         ------------
            Net cash (used in) provided by investing activities            (977,650)             124,857
                                                                       ------------         ------------

Cash flows from financing activities
       Proceeds from bank borrowings                                     17,818,469            9,110,005
       Principal payments of bank borrowings                            (33,851,334)         (14,208,546)
       Repayment of line of credit                                               --              (10,000)
       Repurchase of senior notes                                                --           (1,171,000)
       Exercise of stock options                                             15,000                   --
                                                                       ------------         ------------
            Net cash (used in) financing activities                     (16,017,865)          (6,279,541)
                                                                       ------------         ------------

Net increase (decrease) in cash and cash equivalents                      4,058,200           (4,736,451)

Cash and cash equivalents at beginning of period                          8,076,468           21,707,756
                                                                       ------------         ------------

Cash and cash equivalents at end of period                             $ 12,134,668         $ 16,971,305
                                                                       ============         ============

Supplemental disclosures of cash flow information
    Cash paid during the year for:
       Interest (net of amount capitalized)                            $    932,481         $     15,169
       Income taxes                                                    $         --         $         --



The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of June 30, 2002 and the related statements of operations and cash flows for the three months and six months ended June 30, 2002 and 2001 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein. Significant intercompany accounts and transactions, if any, have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

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


2. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results for the entire year. The Company allocates certain costs to units delivered based upon estimates of the number of units projected to be delivered and the associated timing of the deliveries. When it becomes apparent that the number of deliveries in a project will vary significantly from the estimates, the Company will revise these cost allocations, which will affect results of operations.


3.       Backlog of contracts for sales of homes:

                                               June 30, 2002                 December 31, 2001
                                        ----------------------------    ----------------------------
                                        Units          Amounts          Units          Amounts
                                        -------    -----------------    -------    -----------------

                 Single-Family             138         $ 31,048,897        267         $ 63,310,070

                 Multi-Family               67           11,591,054        124           19,889,158
                                          ----           ----------       ----           ----------
                 Total
                                           205         $ 42,639,951        391         $ 83,199,228
                                         =====         ============       ====         ============


                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Mortgage Notes

         On August 8, 2000, in connection with the Vizcaya Project, a wholly owned subsidiary of the Company borrowed an aggregate principal amount of $26,787,200, of which $9,580,430 was for future construction costs (the "Vizcaya Loan"). The Vizcaya Loan is secured by real property and other assets acquired in connection with the acquisition of the Vizcaya Project. The Company has agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. Certain individual guarantors, not related to the Company, have also agreed to jointly and severally guarantee the Vizcaya Loan. The Vizcaya Loan bears interest at the prime rate of the bank, which was 4.75% and 6.75% as of June 30, 2002 and 2001, respectively. Accrued interest on the loan is payable monthly and partial payments of principal are made upon the delivery of homes. The Vizcaya Loan is collateralized by certain land and land improvements.

         On July 16, 2001, the Company entered into agreements that provided for borrowing an aggregate principal amount of $49,878,136, of which $15,451,742 was for future construction costs (the "Mortgage Notes"). Four separate mortgage notes encumbering different parcels of real property (land and related improvements) collateralize the loans. Interest is at the specified prime rate of the bank plus 0.50%, which was 5.25% at June 30, 2002. Interest is payable monthly and partial payments of principal are to be made upon the delivery of homes. The principal must be paid in full at various maturities ranging from January 16, 2003 to July 16, 2003. On July 22, 2002, the Company repaid the remaining balance of the four mortgage notes.

         On July 16, 2001, the Company also effected an optional redemption of all of its outstanding 12 1/2% Senior Notes due 2003. The total redemption price, including accrued interest of $2,112,688, was $35,915,688. Of this amount, $33,313,737 was provided by the financing arrangement for $49,878,136 described above and $2,601,951 from available cash. Prior to this transaction, Senior Notes had been purchased in the open market at varying prices.

         On August 23, 2001, the Company entered into an agreement that provided for borrowing an aggregate principal amount of $1,265,000 for the purchase of land (the "Land Loan"). A mortgage note encumbering a parcel of real property secures the Land Loan. Interest is at the specified prime rate of the bank plus 0.50%, or 5.25% as of June 30, 2002. Interest is payable monthly, and the principal must be paid in full at maturity on August 23, 2002.

5.       Income taxes

         At June 30, 2002, the Company has no deferred tax benefit related to its net operating loss as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

6.       Land held for investment

         In 2002, the Company has elected to build-out two parcels of land, previously classified as land held for investment at December 31, 2001, in Bonita Springs in Lee County, Florida, with 48 homes. The Company had previously sold 100 homes in this development.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Segment information

         The Company has one reportable segment: home building. The home building segment develops and sells residential properties and planned communities. In 2000, the rental operations segment's operations were discontinued, and revenues and expenses associated with rental operations ceased. Its remaining assets were sold in the first quarter of 2001. There was no material revenue from the remaining units in the rental segment in 2001.


8.       Investment in unconsolidated joint venture

         On September 14, 2001, the Company contributed capital of $5,000,000 to a special purpose limited liability company formed to operate a joint venture between the Company and Centerline Homes at the Equestrian Club, Inc. to construct and sell homes in Palm Beach County. On February 27, 2002, an additional $1,000,000 was contributed by the Company. Under the terms of the joint venture, the Company is entitled to a preferential distribution equal to the greater of (a) the first $7,841,000 of Available Cash (as defined in the operating agreement) or
         (b) a return of all of its capital contributions plus an internal rate of return equal to 25% on its contributions to the venture. Under the terms of the joint venture, the Company may, but is not obligated to, make further capital contributions, make any loan to the joint venture or guarantee any of the joint venture's obligations. The Company's interest in the joint venture is accounted for using the equity method of accounting. The Company reported no distribution from its interest in the joint venture and reported a loss of $261,000 to reflect start-up expenses associated with advertising and general and administrative expenses as required by generally accepted accounting principles.


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

10.      Subsequent Events

         On July 22, 2002, the Company repaid the remaining balance of the Mortgage Notes issued July 16, 2001 described at Note 4 above.

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

         During the first six months of 2002, the Company used a portion of cash generated by operations to pay down a net amount of $16.0 million of mortgage notes. On February 27, 2002, the Company contributed an additional $1.0 million to a special purpose limited liability company formed to operate a joint venture between the Company and Centerline Homes at the Equestrian Club, Inc. to construct and sell homes in Palm Beach County.

         At June 30, 2002, the Company had approximately $12.1 million in cash and cash equivalents, an increase of $4.1 million from December 31, 2001.

         In 2002, the Company has also elected to build-out two parcels of land, previously classified as land held for investment at December 31, 2001, in Bonita Springs in Lee County, Florida, with 48 homes. The Company had previously sold 100 homes in this development.

         The Company has no material commitments or material off-balance sheet obligations that would affect future liquidity. Management anticipates that funds from operations, available cash and cash available under existing credit facilities are sufficient for reasonably anticipated current and near-term capital requirements through June 30, 2003. As funds from operations result primarily from the delivery of homes, which cycle time is eight to twelve months, a decrease in customers' demand for homes would not have an immediate impact on cash availability. The effect of a decrease in demand, if any, would be felt in the following year.

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



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         The Company's revenues from home sales increased $11.3 million (51.0%) to $33.4 million during the second quarter of 2002 as compared to the comparable quarter of 2001 primarily as a result of an increase in the average selling price of single-family homes. Oriole delivered 159 homes in the 2002 second quarter compared to 118 in the same period in 2001. The average selling price of homes delivered increased from $187,500 per home to $210,200 as a result of the higher selling prices of multi-family homes, particularly in the Terraces at Celebration project. The number of contracts signed at 52 and the aggregate dollar value of those contracts at $9.8 million decreased substantially in the 2002 second quarter from 196 and $43.7 million, respectively, from the same period in 2001 as a result of the reduced inventory of land available for development.

         Non-homebuilding revenues remained substantially unchanged in the quarter ended June 30, 2002 as compared to the same period in 2001. Interest, rentals and other income decreased $0.3 million during the second quarter of 2002 as compared to the same period in 2001 due to reduced earnings on interest-bearing investments and a reduction in other revenues associated with operations.

         Cost of home sales increased to $31.5 million (55.7%) from $20.2 million in 2001 primarily due to an increase in the number of homes delivered. As a percentage of home sales, cost of sales increased to 94.2% as compared to 91.4% in the same period in 2001 as a result of a differing product mix of units delivered and increase of $1,008,865 in the potential bonus due to the builder of the Vizcaya project.

         Selling, general and administrative expenses increased $0.5 million in dollar value but decreased as a percentage of revenues to 12.1% from 16.0% as compared to the same period in 2001. In particular, reductions in operations expenses were offset by expenses associated with the evaluation of the Company's strategic alternatives (legal, investment banking, etc.) and severance payments attributable to the close out of several communities.

         The Company reflected a loss of $261,000 on its investment in the unconsolidated joint venture at the Equestrian Club, Inc. to properly reflect start-up expenses associated with advertising and general and administrative expenses as required by generally accepted accounting principles.

         The Company incurred a net loss for the quarter ended June 30, 2002 of $2,148,000 or a $0.46 loss per share compared to a net loss of $1,172,000 or a $0.25 loss per share during the same period in 2001.

         Earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, is recognized within the real estate industry as a meaningful financial measure. Interest expense included in the cost of sales, depreciation and amortization are non-cash items added back to the Company's net loss of $2,148,000 and therefore included in EBITDA of approximately $1.1 million. This represented an increase of almost $1.1 million in the second quarter of 2002 as compared to the same period in 2001.

         The Company has continued to respond to the close-out of several of its projects by reductions in staff and related overhead expenses. The Company reduced staff by 21% in the second quarter of 2002 and will continue to adjust to meet current market conditions and activity levels.

         The Company has earned a preferred return, as defined, based upon its cash investment in the Vizcaya Project. Under the terms of a Builder's Agreement, Centerline Homes at Delray, Inc. was entitled to receive a bonus up to this cumulative preferred return earned by the Company. Thereafter, excess net income, as defined, is shared equally. Based upon the cumulative Vizcaya results of operations to June 30, 2002, the potential bonus to match the cumulative preferred return received by the Company due to the builder was increased from $786,340 to $1,520,205. In addition, the Company accrued a bonus of $275,000 for the builder's share of excess net income.

         Because the Company's cash investment has been reduced to zero in June, 2002, and because the builder is entitled, out of available profits as defined, to earn a bonus up to the total cumulative preferred return received by the Company, with an additional bonus of 50% of subsequent profits earned, future net income accruing to the Company from this project is expected to be significantly lower.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         The Company's revenues from home sales increased $14.3 million (27.5%) to $66.4 million during the first six months of 2002 as compared to the same period in 2001 primarily as a result of an increase in the average selling price of single-family and multi-family homes. Oriole delivered 318 homes in the first six months of 2002 compared to 285 in the same period in 2001. The average selling price of homes delivered increased from $182,603 per home to $208,653 as a result of the higher volume of homes closed that were part of the Country Glen and Terraces at Celebration projects. The number of contracts signed at 132 and the aggregate dollar value of those contracts at $25.8 million decreased substantially in the first six months of 2002 from 448 and $97.3 million, respectively, from the same period in 2001 as a result of the reduced inventory of land available for development.

         Non-homebuilding revenues decreased to $15,014 during the six month period ended June 30, 2002 from $95,568 in the same period ended June 30, 2001 due to the sale of the last remaining rental properties in the first quarter of 2001. Interest, rentals and other income decreased by $0.3 million during 2002 as compared to the same period in 2001 due to to reduced earnings on interest-bearing investments and reduction in other revenues associated with operations.

         Cost of home sales increased to $61.3 million (29.1%) from $47.5 million in 2001 primarily due to an increase in the number of homes delivered. As a percentage of home sales, cost of sales increased slightly to 92.4% as compared to 91.2% in the same period in 2001 as a result of a differing product mix of units delivered and increase of $1,035,205 in the potential bonus due to the builder of the Vizcaya project.

         Selling, general and administrative expenses increased $0.2 million in dollar value but decreased as a percentage of revenues to 12.2% from 15.1% as compared to the same period in 2001. In particular, reductions in operations expenses were offset by expenses associated with the evaluation of the Company's strategic alternatives (legal, investment banking, etc.) and severance payments attributable to the close out of several communities.

         The Company reflected a loss of $261,000 on its investment in the unconsolidated joint venture at the Equestrian Club, Inc. to properly reflect start-up expenses associated with advertising and general and administrative expenses as required by generally accepted accounting principles.

         The Company incurred a net loss for the first six months ended June 30, 2002 of $2,642,000 or a $0.57 loss per share compared to a net loss of $2,275,000 or a $0.49 loss per share during the same period in 2001.

         Earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, is recognized within the real estate industry as a meaningful financial measure. Interest expense included in the cost of sales, depreciation and amortization are non-cash items added back to the Company's net loss of $2,642,000 and therefore included in EBITDA of approximately $3.7 million. This represented an increase of $2.5 million in the first six months of 2002 as compared to the same period in 2001.

         The Company has continued to respond to the close-out of several of its projects by reductions in staff and related overhead expenses. The Company reduced staff by 38% in the first six months of 2002 and will continue to adjust to meet current market conditions and activity levels.

         The Company has earned a preferred return, as defined, based upon its cash investment in the Vizcaya Project. Under the terms of a Builder's Agreement, Centerline Homes at Delray, Inc. was entitled to receive a bonus up to this cumulative preferred return earned by the Company. Thereafter, excess net income, as defined, is shared equally. Based upon the cumulative Vizcaya results of operations to June 30, 2002, the potential bonus to match the cumulative preferred return received by the Company due to the builder was increased from $760,340 to $1,520,205. In addition, the Company accrued a bonus of $275,000 for the builder's share of excess net income.

         Because the Company's cash investment has been reduced to zero in June, 2002, and because the builder is entitled, out of available profits as defined, to earn a bonus up to the total cumulative preferred return received by the Company, with an additional bonus of 50% of subsequent profits earned, future net income accruing to the Company from this project is expected to be significantly lower.

GENERAL

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

         o  Pricing policies of our competitors;

         o  The timing of the opening of new residential communities; and

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 10, 2002, the Company granted options to purchase, at an exercise price of $2.75 per share, 1,065 shares of the Company's Class B common stock to each of the Company's non-employee directors, George Richards, Paul Lehrer and Maurice Levenson. The options vest and become non-forfeitable one year from the date the options were granted. One-half of each option is exercisable on the date that the options vest. The balance of each of the options is exercisable two years from the date the options were granted. The grant of the options was exempt from registration under Section 4(2) of the Securities Act of 1933 because each of the non-employee directors is a sophisticated investor who has knowledge of all material information about the Company.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         EXHIBIT
         NUMBER
         -------

         10.62    Stock Option Agreement with George Richards dated May 10, 2002

         10.63    Stock Option Agreement with Paul Lehrer dated May 10, 2002

         10.64    Stock Option Agreement with Maurice Levenson dated May 10,
                  2002

         10.65    Amendment to 1994 Stock Option Plan for Non-Employee Directors

         10.66 Amendment to Stock Option Agreements of Paul Lehrer dated May 10, 2002

         10.67 Amendment to Stock Option Agreements of George Richards dated May 10, 2002

         10.68 Amendment to Stock Option Agreement of Maurice Levenson dated May 10, 2002

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended June 30, 2002.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ORIOLE HOMES CORP.


DATE  AUGUST 14, 2002            /s/ R.D. LEVY
      ------------------         ----------------------------------------------
                                 R.D. Levy, Chairman of the Board,
                                  Chief Executive Officer, Director
                                 (Principal Executive Officer)


DATE  AUGUST 14, 2002            /s/  J. PIVINSKI
      ------------------         ----------------------------------------------
                                 J. Pivinski, Vice President - Finance,
                                 Treasurer, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)