Form 10-Q
period 2002-09-30
ORIOLE HOMES CORP
filed 2002-11-14
CIK 74928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549

                                    Form 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended: September 30, 2002

                           Commission File No. 1-6963


                               ORIOLE HOMES CORP.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Florida                                           59-1228702
--------------------------------                         ----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)




1690 S. Congress Ave., Suite 200 Delray Beach, Fl.              33445
---------------------------------------------------      ----------------------
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

                Class                        Outstanding at November 8, 2002
---------------------------------------      ----------------------------------
Common Stock, Class A, par value $.10                   1,863,149
Common Stock, Class B, par value $.10                   2,772,375

                               ORIOLE HOMES CORP.


                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I.

Item 1.      Financial Statements                                           2

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk    14

Item 4.      Controls and Procedures                                       14



PART II

Item 6.      Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                           15


Signatures                                                                 16

Certifications                                                             17

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                      September 30,        December 31,
                                                          2002                2001
                                                      (Unaudited)           (Audited)
                                                      -----------         -----------
Cash and cash equivalents
        Unrestricted                                  $ 9,502,113         $ 2,226,739
        Restricted                                      1,511,822           5,849,729
                                                      -----------         -----------
                                                       11,013,935           8,076,468
Inventories
        Land                                            9,303,361          31,765,628
        Homes completed or under construction          13,353,864          26,047,903
        Model homes                                     1,013,453           1,300,459
                                                      -----------         -----------
                                                       23,670,678          59,113,990
Property and equipment, at cost
        Land                                               81,837              80,885
        Buildings                                         457,216             457,216
        Furniture, fixtures and equipment               1,236,250           2,223,601
                                                      -----------         -----------
                                                        1,775,303           2,761,702
Less accumulated depreciation                           1,242,943           1,952,717
                                                      -----------         -----------
                                                          532,360             808,985
                                                      -----------         -----------

Land held for investment, at cost                              --           1,857,300

Investment in unconsolidated joint venture              5,720,404           5,000,000

Other
        Prepaid expenses                                  878,331           1,732,764
        Unamortized financing costs                       271,644             752,970
        Other assets                                    1,714,468           2,522,057
                                                      -----------         -----------
                                                        2,864,443           5,007,791
                                                      -----------         -----------

                           Total assets               $43,801,820         $79,864,534
                                                      ===========         ===========



        The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                             September 30,      December 31,
                                                                                2002               2001
                                                                             (Unaudited)         (Audited)
                                                                             -----------         -----------
Liabilities
        Mortgage notes payable                                               $ 3,418,503         $24,257,026
        Accounts payable and accrued liabilities                               4,846,401          10,054,699
        Customer deposits                                                      3,060,640           9,763,166
                                                                             -----------         -----------
                        Total liabilities                                     11,325,544          44,074,891
                                                                             -----------         -----------
Shareholders' equity
        Class A common stock, $.10 par value Authorized - 10,000,000 shares Issued and outstanding - 1,863,149
                        in 2002 and 2001                                         186,315             186,315
        Class B common stock, $.10 par value
                        Authorized - 10,000,000 shares
                        Issued and outstanding - 2,772,375
                        in 2002 and 2,762,375 in 2001                            277,238             276,238

        Additional paid-in capital                                            19,281,327          19,267,327

        Retained earnings                                                     12,731,396          16,059,763
                                                                             -----------         -----------
                        Total shareholders' equity                            32,476,276          35,789,643
                                                                             -----------         -----------
                        Total liabilities and shareholders' equity           $43,801,820         $79,864,534
                                                                             ===========         ===========


        The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Nine Months Ending                        Three Months Ending
                                                          September 30,                             September 30,
                                                 ----------------------------------          ----------------------------------
                                                      2002                  2001                  2002                  2001
                                                 ------------          ------------          ------------          ------------
Revenues
     Sales of homes                              $ 89,551,170          $ 92,107,967          $ 23,199,369          $ 40,066,216
     Sales of land                                     17,400                    --                 6,000                    --
     Gain on sales of property and
          equipment, land held for
          Investment and other assets,
          net                                           1,510               105,469                (2,104)                9,901
     Interest, rentals and other income             1,098,106             1,763,763               344,578               660,844
                                                 ------------          ------------          ------------          ------------
                                                   90,668,186            93,977,199            23,547,843            40,736,961
                                                 ------------          ------------          ------------          ------------

Costs and expenses
     Cost of homes                                 82,266,870            83,856,783            20,991,178            36,387,239
     Cost of land sold                                 13,074                    --                 2,607                    --
     Costs relating to other operating
          revenues                                         --                 9,587                    --                 5,085
     Selling, general and administrative
     expenses                                      11,437,013            12,545,966             3,221,627             4,504,822
     Interest costs incurred                          653,694             4,369,559                64,765               942,130
     Interest capitalized (deduct)                   (653,694)           (4,369,559)              (64,765)             (942,130)
                                                 ------------          ------------          ------------          ------------
                                                   93,716,957            96,412,336            24,215,412            40,897,146
                                                 ------------          ------------          ------------          ------------

Operating loss                                     (3,048,771)           (2,435,137)             (667,569)             (160,185)

Loss from unconsolidated
     joint venture                                   (279,596)                   --               (18,596)                   --
                                                 ------------          ------------          ------------          ------------

Net loss before extraordinary item               $ (3,328,367)         $ (2,435,137)         $   (686,165)         $   (160,185)

Extraordinary loss on early
     extinguishment of debt                                --              (572,008)                   --              (572,008)
                                                 ------------          ------------          ------------          ------------
Net loss                                         $ (3,328,367)         $ (3,007,145)         $   (686,165)         $   (732,193)
                                                 ============          ============          ============          ============

Basic and Diluted loss per Class
     A and B common share available
     for common stockholders

Loss before extraordinary item                   $       (.72)         $       (.53)         $       (.15)         $       (.04)

Extraordinary item                               $         --          $       (.12)         $         --          $       (.12)
                                                 ------------          ------------          ------------          ------------

Net loss                                         $       (.72)         $       (.65)         $       (.15)         $       (.16)
                                                 ============          ============          ============          ============

Weighted average number of
     common shares outstanding -
     Basic and Diluted                              4,631,678             4,625,524             4,635,524             4,625,524
                                                 ============          ============          ============          ============

        The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Nine Months Ending
                                                                                    September 30,
                                                                        ----------------------------------
                                                                            2002                  2001
                                                                        ------------          ------------
Cash flows from operating activities
       Net loss                                                         $ (3,328,367)         $ (3,007,145)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities
            Depreciation                                                     168,550               337,057
            Extraordinary item                                                    --               572,008
            Amortization                                                   1,393,641             1,471,987
            Gain on sales of property, equipment and land held
              for investment, net                                             (1,510)             (105,469)
            Loss from unconsolidated joint venture                           279,596                    --
       (Increase) decrease in operating assets
            Inventories                                                   36,055,864             7,403,574
            Land held for investment                                       1,857,301                    --
            Other assets                                                     397,607              (326,863)
       Increase (decrease) in operating liabilities
            Accounts payable and accrued liabilities                      (5,208,298)           (3,186,441)
            Customer deposits                                             (6,702,526)            3,922,269
                                                                        ------------          ------------
       Total adjustments                                                  28,240,225            10,088,122
                                                                        ------------          ------------
            Net cash provided by operating activities                     24,911,858             7,080,977
                                                                        ------------          ------------

Cash flows from investing activities
       Capital expenditures                                                       --              (104,278)
       Investment in unconsolidated joint venture                         (1,000,000)           (5,000,000)
       Sales of property and equipment and land held for
         investment                                                           24,000               237,635
                                                                        ------------          ------------
            Net cash (used in) provided by investing activities             (976,000)           (4,866,643)
                                                                        ------------          ------------

Cash flows from financing activities
       Proceeds from bank borrowings                                      20,172,161            63,048,164
       Principal payments of bank borrowings                             (41,010,684)          (40,868,631)
       Financing costs                                                      (174,868)           (1,491,519)
       Repayment of line of credit                                                --               (10,000)
       Repurchase of senior notes                                                 --           (34,864,000)
       Exercise of stock options                                              15,000                    --
                                                                        ------------          ------------
            Net cash (used in) financing activities                      (20,998,391)          (14,185,986)
                                                                        ------------          ------------

Net increase (decrease) in cash and cash equivalents                       2,937,467           (11,971,652)

Cash and cash equivalents at beginning of period                           8,076,468            21,707,756
                                                                        ------------          ------------

Cash and cash equivalents at end of period                              $ 11,013,935          $  9,736,104
                                                                        ============          ============

Supplemental disclosures of cash flow information
Cash paid during the year for:
       Interest (net of amount capitalized)                             $  1,448,763          $    660,017
       Income taxes                                                     $         --          $         --



        The accompanying notes are an integral part of these statements.

                       ORIOLE HOMES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated balance sheet as of September 30, 2002 and the related statements of operations and cash flows for the three months and nine months ended September 30, 2002 and 2001 of Oriole Homes Corp. (together with its consolidated subsidiaries, the "Company") have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim periods have been reflected herein. Significant intercompany accounts and transactions, if any, have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

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


2. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire year. The Company allocates certain costs to units delivered based upon estimates of the number of units projected to be delivered and the associated timing of the deliveries. When it becomes apparent that the number of deliveries in a project will vary significantly from the estimates, the Company will revise these cost allocations, which will affect results of operations.


3.       Backlog of contracts for sales of homes:

                                            September 30, 2002               December 31, 2001
                                        ----------------------------    ----------------------------
                                        Units          Amounts          Units          Amounts
                                        -------    -----------------    -------    -----------------

                 Single-Family              62         $ 13,229,712        267         $ 63,310,070

                 Multi-Family               61           11,376,498        124           19,889,158
                                            --           ----------        ---           ----------
                 Total
                                           123         $ 24,606,210        391         $ 83,199,228
                                           ===         ============        ===         ============



4.       Mortgage Notes

         On August 8, 2000, in connection with the Vizcaya Project, a wholly owned subsidiary of the Company borrowed an aggregate principal amount of $26,787,200, of which $9,580,430 was for future construction costs (the "Vizcaya Loan"). At September 30, 2002 a balance of $1,870,683 is outstanding. The Vizcaya Loan is secured by real property and other assets acquired in connection with the acquisition of the Vizcaya Project. The Company has agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. Certain individual guarantors, not related to the Company, have also agreed to jointly and severally guarantee the Vizcaya Loan. The Vizcaya Loan bears interest at the prime rate of the bank, which was 4.75% and 6.00% as of September 30, 2002 and 2001, respectively. Accrued interest on the loan is payable monthly and partial payments of principal are made upon the delivery of homes. The Vizcaya Loan is collateralized by certain land and land improvements.

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

         On August 23, 2001, the Company entered into an agreement that provided for borrowing an aggregate principal amount of $1,265,000 for the purchase of land (the "Land Loan"). A mortgage note encumbering a parcel of real property secured the Land Loan.

         On August 22, 2002, the Company entered into an agreement for a Future Advance, Consolidation, Modification, and Ratification of Mortgage and Note Agreement with Ocean Bank. A future advance for the amount of $9,750,000 for construction purposes was consolidated together with the original note of $1,265,000, along with interest reserve of $110,000, dated August 23, 2001 described above for a total loan amount of $11,125,000. The loan is collateralized by land and land improvements in Celebration, Florida. Interest is at the specified prime rate of the bank plus 0.50, or 5.75%, whichever is higher. Interest is payable monthly, and the principal must be paid in full at maturity on February 23, 2004. At September 30, 2002 a balance of $1,547,820 is outstanding.

5.       Income taxes

         At September 30, 2002, the Company had no deferred tax benefit related to its net operating loss as the Company's ability to realize these benefits is not "more likely than not" as defined by SFAS Statement No. 109 "Accounting for Income Taxes".

6.       Land held for investment

         In 2002, the Company has elected to build-out two parcels of land, previously classified as land held for investment at December 31, 2001, in Bonita Springs in Lee County, Florida, with 48 homes. The Company had previously sold 100 homes in this development. In connection with this build-out, on October 11, 2002 the Company entered into a contract for approximately $6,727,000 with a general contractor, BBL-Florida, to construct these 48 homes.

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


8.       Investment in unconsolidated joint venture

         On September 14, 2001, the Company contributed capital of $5,000,000 to a special purpose limited liability company formed to operate a joint venture between the Company and Centerline Homes at the Equestrian Club, Inc. to construct and sell homes in Palm Beach County. On February 27, 2002, an additional $1,000,000 was contributed by the Company. Under the terms of the joint venture, the Company is entitled to a preferential distribution equal to the greater of (a) the first $7,841,000 of Available Cash (as defined in the operating agreement) or
         (b) a return of all of its capital contributions plus an internal rate of return equal to 25% on its contributions to the venture. Under the terms of the joint venture, the Company may, but is not obligated to, make further capital contributions, make any loan to the joint venture or guarantee any of the joint venture's obligations. The Company's interest in the joint venture is accounted for using the equity method of accounting. The Company reported no distribution from its interest in the joint venture and reported a year-to-date loss of $279,596 to reflect start-up expenses associated with advertising and general and administrative expenses as required by generally accepted accounting principles.


9.       Related party transactions

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

         In September 2002, the special purpose limited liability company described at Note 8 above sold two model homes to Centerline Homes at the Equestrian Club, Inc., an entity controlled by certain officers/shareholders of the special purpose limited liability company (the "Centerline Homes affiliates"). The selling prices of the model homes approximated fair market value.

         The Centerline Homes affiliates paid $1,340,000 in cash and issued promissory notes subordinate to the buyer purchase money loan in the amount of $443,836. Interest on the notes of 7.0% per annum is payable monthly beginning October 5, 2002, and the principal must be paid in full no later than maturity on October 5, 2004. In October 2002, the special purpose limited liability company leased back the two model homes.

10.      Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146:"). SFAS addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
         (EITF) Issue No.94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," as liabilities for these costs are now recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. SFAS 146 will not have any impact on the Company.

11.      Subsequent Events

         As described at Note 4 above, the Company agreed to guarantee up to an aggregate of $2.0 million of the Vizcaya Loan. This guarantee has been reduced to the outstanding balance of this loan as of October 31, 2002, which is $473,343.

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

REAL ESTATE PROJECTS

         Based upon the reduced backlog of homes to be delivered and the reduced number of customer deposits as compared to last year, home-building revenues for fiscal 2002 will most likely be lower than fiscal 2001, and will decline into 2003. The Company believes that its project in Stonecrest can provide a stable source of revenue for the next several years. The Spring Park Terraces project in Celebration and the Sandpiper Isles and Sandpiper Greens projects in Pelican Landing are in development and construction stages in 2002, with sales revenues being recognized through 2003. The build-out of four of our eight current projects is anticipated by year-end 2002, and the Company is evaluating future land purchases, as well as developing future strategies for positioning itself within the competitive building and development market in Florida.

MERGER PLAN

         Oriole Homes Corp. has entered into an agreement and plan of merger dated as of September 11, 2002, pursuant to which Levy Acquisition Co. will merge with and into the Company with the Company as the surviving corporation, with each outstanding share of our common stock being converted into the right to receive $4.90 in cash, except for shares of our common stock held by Levy Acquisition Co., its affiliates, and the Company. The transaction is subject to a number of closing conditions, including approval of the merger by holders of a majority of all the outstanding shares of each class of Common Stock, voting as separate classes, and approval of the Merger by holders of a majority of all shares of Common Stock not held by Levy Acquisition Co. and its affiliates, voting together as a single class, as well as other customary conditions. Pending satisfaction of all conditions, the merger is anticipated to close in early 2003.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements vary from period to period depending upon changes in inventory, land acquisition and development requirements, construction in progress and, to a lesser extent, the Company's current net income or loss. The Company obtains funds for its cash requirements from operations, proceeds from the sale of investment property and from borrowings. Currently, borrowings are concentrated with one lender. In connection with land acquisitions and development, the Company may borrow money secured by land and improvements.

         During the first nine months of 2002, the Company used a portion of cash generated by operations to pay down a net amount of $20.8 million of mortgage notes. On February 27, 2002, the Company contributed an additional $1.0 million to a special purpose limited liability company formed to operate a joint venture between the Company and Centerline Homes at the Equestrian Club, Inc. to construct and sell homes in Palm Beach County.

         At September 30, 2002, the Company had approximately $11.0 million in cash and cash equivalents, including $1.5 million restricted for customer escrow deposits. This results in an increase of $2.9 million ($7.3 million increase in unrestricted and $4.4 million decrease in restricted) from December 31, 2001.

         In 2002, the Company has also elected to build-out two parcels of land, previously classified as land held for investment at December 31, 2001, in Bonita Springs in Lee County, Florida, with 48 homes. The Company had previously sold 100 homes in this development. In connection with this build-out, on October 11, 2002 the Company entered into a contract for approximately $6,727,000 with a general contractor, BBL-Florida, to construct these 48 homes.

         The Company has no other material commitments or material off-balance sheet obligations that would affect future liquidity. Management anticipates that funds from operations, available cash and cash available under existing credit facilities are sufficient for reasonably anticipated current and near-term capital requirements through September 30, 2003.

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



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         The Company's revenues from home sales decreased $16.9 million (42.1%) to $23.2 million during the third quarter of 2002 as compared to the comparable quarter of 2001 primarily as a result of a decrease in the number of homes delivered. Oriole delivered 109 homes in the 2002 third quarter compared to 189 in the same period in 2001. The average selling price of homes delivered increased slightly from $211,991 per home to $212,838. The number of contracts signed at 27 and the aggregate dollar value of those contracts at $5.2 million decreased substantially in the 2002 third quarter from 130 and $24.3 million, respectively, from the same period in 2001 as a result of the reduced inventory of land available for development.

         Interest, rentals and other income decreased $0.3 million during the third quarter of 2002 as compared to the same period in 2001 due to reduced earnings on interest-bearing investments and a reduction in other revenues associated with operations.

         Cost of home sales decreased to $21.0 million (42.3%) from $36.4 million in 2001 primarily due to a decrease in the number of homes delivered. As a percentage of home sales, cost of sales decreased slightly to 90.5% as compared to 90.8% in the same period in 2001 as a result of a differing product mix of units delivered, partially offset by an increase in the potential bonus due to the builder of the Vizcaya project.

         Selling, general and administrative expenses decreased $1.3 million in dollar value but increased as a percentage of revenues to 13.7% from 11.1% as compared to the same period in 2001. In particular, reductions in operations expenses were offset by expenses associated with the plan of merger described above, severance payments attributable to the close out of several communities and retention payments to assure key management employees remain with the Company for a specified period of time in the future.

         The Company reflected a loss of $18,596 on its investment in the unconsolidated joint venture to properly reflect start-up expenses associated with advertising and general and administrative expenses as required by generally accepted accounting principles.

         The Company incurred a net loss before extraordinary item for the quarter ended September 30, 2002 of $686,165, or $0.15 per share, compared to a net loss before extraordinary item of $160,185, or $0.04 per share, during the same period in 2001. The Company incurred a net loss for the quarter ended September 30, 2002 of $686,165 or $0.15 per share compared to a net loss of $732,193 or $0.16 per share during the same period of 2001.

         Earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, is recognized within the real estate industry as a meaningful financial measure. EBITDA is approximately $0.8 million. Interest expense included in the cost of sales, depreciation and amortization are non-cash items added back to the Company's net loss of $686,165. This represented a decrease of $3.0 million in the third quarter of 2002 as compared to the same period in 2001 due to the reduced number of homes delivered in 2002, reduced interest included in cost of construction, and the one-time extraordinary item in the third quarter of 2001 representing the writeoff of remaining deferred debt issuance costs and other financing expenses due to the early extinguishment of debt.

         The Company has continued to respond to the close-out of several of its projects by reductions in staff and related overhead expenses. The Company reduced staff by 15% in the third quarter of 2002 and will continue to adjust to meet activity levels.

         The Company has earned a preferred return, as defined, based upon its cash investment in the Vizcaya Project. Under the terms of a Builder's Agreement, Centerline Homes at Delray, Inc. received a bonus up to the cumulative preferred return earned by the Company. Thereafter, excess net income, as defined, is shared equally. Based upon the cumulative Vizcaya results of operations to September 30, 2002, the bonus to match the cumulative preferred return received by the Company due to the builder was $1,520,205, which was paid in the third quarter. In addition, the Company has accrued a bonus of $627,136 for the builder's share of net income in the third quarter to bring the total bonus to $902,136.

         The Company's cash investment was reduced to zero in June 2002 and the project is scheduled to close all remaining homes by year-end, and because the builder is entitled, out of available profits as defined, to earn a bonus up to the total cumulative preferred return received by the Company, with an additional bonus of 50% of subsequent profits earned, future net income accruing to the Company from this project is expected to be significantly lower.




NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         The Company's revenues from home sales decreased $2.6 million (2.8%) to $89.6 million during the first nine months of 2002 as compared to the same period in 2001 primarily as a result of a decrease in the number of homes delivered. Oriole delivered 427 homes in the first nine months of 2002 compared to 474 in the same period in 2001. The average selling price of homes delivered increased from $194,321 per home to $209,722 as a result of the higher volume of homes closed that were part of the Terraces at Celebration project. The number of contracts signed at 159 and the aggregate dollar value of those contracts at $31.0 million decreased substantially in the first nine months of 2002 from 578 and $121.6 million, respectively, from the same period in 2001 as a result of the reduced inventory of land available for development.

         Interest, rentals and other income decreased by $0.8 million during 2002 as compared to the same period in 2001 due to to reduced earnings on interest-bearing investments and reduction in other revenues associated with operations.

         Cost of home sales decreased to $82.3 million (1.9%) from $83.9 million in 2001 primarily due to an decrease in the number of homes delivered. As a percentage of home sales, cost of sales increased slightly to 91.9% as compared to 91.0% in the same period in 2001 as a result of a differing product mix of units delivered and increase of $1,661,341 in the potential bonus due to the builder of the Vizcaya project.

         Selling, general and administrative expenses decreased $1.1 million in dollar value and decreased as a percentage of revenues to 12.6% from 13.4% as compared to the same period in 2001. In particular, reductions in operations expenses were offset by expenses associated with the plan of merger described above, severance payments attributable to the close out of several communities and retention payments to assure key management employees remain with the Company for a specified period of time in the future.

         The Company reflected a loss of $279,596 on its investment in the unconsolidated joint venture to properly reflect start-up expenses associated with advertising and general and administrative expenses as required by generally accepted accounting principles.

         The Company incurred a net loss before extraordinary item for the first nine months of 2002 of $3.3 million, or $0.72 per share, compared to a net loss before extraordinary item of $2.4 million, or $0.53 per share in the same period of 2001. The Company incurred a net loss for the first nine months ended September 30, 2002 of $3,328,000 or a $0.72 loss per share compared to a net loss of $3,007,000 or a $0.65 loss per share during the same period in 2001.

         Earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, is recognized within the real estate industry as a meaningful financial measure. EBITDA is approximately $4.4 million. Interest expense included in the cost of sales, depreciation and amortization are non-cash items added back to the Company's net loss of $3,328,367. This represented a decrease of $1.1 million in the first nine months of 2002 as compared to the same period in 2001, which includes the one-time extraordinary item in the third quarter of 2001 representing the write-off of remaining deferred debt issuance costs and other financing expenses due to the early extinguishment of debt.

         The Company has continued to respond to the close-out of several of its projects by reductions in staff and related overhead expenses. The Company reduced staff by 47% in the first nine months of 2002 and will continue to adjust to meet activity levels.

         The Company has earned a preferred return, as defined, based upon its cash investment in the Vizcaya Project. Under the terms of a Builder's Agreement, Centerline Homes at Delray, Inc. received a bonus up to the cumulative preferred return earned by the Company. Thereafter, excess net income, as defined, is shared equally. Based upon the cumulative Vizcaya results of operations to September 30, 2002, the potential bonus to match the cumulative preferred return received by the Company due to the builder was $1,520,205, which was paid in the third quarter. In addition, the Company accrued a bonus of $902,136 for the builder's share of net income.

         Because the Company's cash investment was reduced to zero in June 2002 and the project is scheduled to close all remaining homes by year-end, and because the builder is entitled, out of available profits as defined, to earn a bonus up to the total cumulative preferred return received by the Company, with an additional bonus of 50% of subsequent profits earned, future net income accruing to the Company from this project is expected to be significantly lower.


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


ITEM 4.  CONTROLS AND PROCEDURES

           Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

           The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         EXHIBIT
         NUMBER
         -------

         10.69 Promissory Note (Revolver) with Ocean Bank in amount of $8,441,298 dated August 22, 2002

         10.70 Consolidated Promissory Note (Non-Revolver) with Ocean Bank in amount of $2,683,702 dated August 22, 2002

         10.71 Future Advance, Consolidation, Modification, and Ratification of Mortgage and Note Agreement with Ocean Bank dated August 22, 2002

         10.72 Construction Loan Agreement between Ocean Bank and Oriole Homes Corp. dated August 22, 2002

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K dated August 14, 2002 setting forth in Item 9 the written statements of the Chief Executive Officer and Chief Financial Officer of the Company required by Section 906 of the Sarbanes-Oxley Act of 2002.

         The Company filed a Report on Form 8-K dated September 13, 2002 disclosing, in accordance with Item 5 and Item 7, that Oriole Homes Corp. and Levy Acquisition Co. entered into an agreement and plan of merger on September 11, 2002 pursuant to which Levy Acquisition Co. will merge with and into Oriole Homes Corp. with Oriole Homes Corp. as the surviving corporation.

         No other Form 8-K was filed for the three months ended September 30, 2002.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ORIOLE HOMES CORP.


DATE  NOVEMBER 14, 2002       /s/ R.D. LEVY
      -----------------       ----------------------------------------------
                                R.D. Levy, Chairman of the Board,
                                Chief Executive Officer, Director
                                (Principal Executive Officer)


DATE  NOVEMBER 14, 2002       /s/ J. PIVINSKI
      -----------------       ----------------------------------------------
                                J. Pivinski, Vice President - Finance,
                                Treasurer, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Oriole Homes Corp. on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Richard D. Levy, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-Q of Oriole Homes Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE  NOVEMBER 14, 2002                  /s/ RICHARD D. LEVY
      ------------------                 --------------------------------------
                                           Richard D. Levy,
                                           Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Oriole Homes Corp. on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Joseph Pivinski, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-Q of Oriole Homes Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE  NOVEMBER 14, 2002               /s/ JOSEPH PIVINSKI
      -----------------               ----------------------------------------
                                        Joseph Pivinski
                                        Chief Financial Officer